Form 10-Q
period 2025-09-30
ADAMAS TRUST, INC.
filed 2025-11-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ____________

Commission file number 001-32216
ADAMAS TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-0934168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Park Avenue, New York, New York 10016
(Address of Principal Executive Office) (Zip Code)

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ADAM	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMM	NASDAQ	Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAML	NASDAQ	Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMZ	NASDAQ	Stock Market
9.125% Senior Notes due 2029	ADAMI	NASDAQ	Stock Market
9.125% Senior Notes due 2030	ADAMG	NASDAQ	Stock Market
9.875% Senior Notes due 2030	ADAMH	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on October 24, 2025 was 90,307,776.

ADAMAS TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$6,838,715	$3,828,544
Residential loans, at fair value	4,151,647	3,841,738
Residential loans held for sale, at fair value	105,036	—
Multi-family loans, at fair value	68,647	86,192
Equity investments, at fair value	28,825	113,492
Cash and cash equivalents	185,285	167,422
Real estate, net	601,748	623,407
Assets of disposal group held for sale	1,383	118,613
Goodwill	22,396	—
Other assets	398,180	437,874
Total Assets (1)	$12,401,862	$9,217,282
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements and warehouse facilities	$6,481,072	$4,012,225
Collateralized debt obligations ($3,202,295 at fair value and $375,164 at amortized cost, net as of September 30, 2025 and $2,135,680 at fair value and $842,764 at amortized cost, net as of December 31, 2024)	3,577,459	2,978,444
Senior unsecured notes ($257,590 at fair value and $99,275 at amortized cost, net as of September 30, 2025 and $60,310 at fair value and $98,886 at amortized cost, net as of December 31, 2024)	356,865	159,196
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	362,747	366,606
Liabilities of disposal group held for sale	78	97,065
Other liabilities	173,863	147,612
Total liabilities (1)	10,997,084	7,806,148

Commitments and Contingencies (See Note 16)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	13,713	12,359

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,385,674 and 22,164,414 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively ($559,642 and $554,110 aggregate liquidation preference as of September 30, 2025 and December 31, 2024, respectively)	540,472	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,307,776 and 90,574,996 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	903	906
Additional paid-in capital	2,279,204	2,289,044
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,429,802)	(1,430,675)
Company's stockholders' equity	1,390,777	1,394,720
Non-controlling interests	288	4,055
Total equity	1,391,065	1,398,775
Total Liabilities and Equity	$12,401,862	$9,217,282

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2025 and December 31, 2024, assets of consolidated VIEs totaled $4,478,542 and $3,988,584, respectively, and the liabilities of consolidated VIEs totaled $3,981,131 and $3,477,211, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET INTEREST INCOME:
Interest income	$160,633	$108,361	$431,268	$283,027
Interest expense	124,047	88,124	325,137	225,883
Total net interest income	36,586	20,237	106,131	57,144

NET LOSS FROM REAL ESTATE:
Rental income	16,600	26,382	51,940	90,353
Other real estate income	2,504	5,521	8,457	16,093
Total income from real estate	19,104	31,903	60,397	106,446
Interest expense, mortgages payable on real estate	5,409	12,676	17,298	49,996
Depreciation and amortization	5,936	8,131	17,759	32,942
Other real estate expenses	11,637	18,591	34,466	60,476
Total expenses related to real estate	22,982	39,398	69,523	143,414
Total net loss from real estate	(3,878)	(7,495)	(9,126)	(36,968)

OTHER INCOME (LOSS):
Realized losses, net	(5,610)	(1,380)	(50,481)	(19,404)
Unrealized gains, net	54,852	96,949	197,670	41,046
(Losses) gains on derivative instruments, net	(13,006)	(60,640)	(86,774)	4,042
Mortgage banking activities, net	14,103	—	14,103	—
(Loss) income from equity investments	(1,595)	6,054	567	10,026
Impairment of real estate	(1,619)	(7,823)	(9,437)	(48,142)
Loss on reclassification of disposal group	—	—	—	(14,636)
Other income	1,479	19,715	5,644	16,541
Total other income (loss)	48,604	52,875	71,292	(10,527)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	23,349	11,941	47,549	36,643
Portfolio operating expenses	6,747	8,531	21,307	23,672
Loan origination costs	3,788	—	3,788	—
Financing transaction costs	7,941	2,354	14,173	10,452
Total general, administrative and operating expenses	41,825	22,826	86,817	70,767

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	39,487	42,791	81,480	(61,118)
Income tax (benefit) expense	(298)	2,325	189	2,556

NET INCOME (LOSS)	39,785	40,466	81,291	(63,674)
Net loss attributable to non-controlling interests	5,035	2,383	14,231	33,034
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	44,820	42,849	95,522	(30,640)
Preferred stock dividends	(12,118)	(10,439)	(36,021)	(31,317)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$32,702	$32,410	$59,501	$(61,957)

Basic earnings (loss) per common share	$0.36	$0.36	$0.66	$(0.68)
Diluted earnings (loss) per common share	$0.36	$0.36	$0.65	$(0.68)
Weighted average shares outstanding-basic	90,406	90,582	90,437	90,895
Weighted average shares outstanding-diluted	91,614	90,586	91,352	90,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$32,702	$32,410	$59,501	$(61,957)
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	—	—	4
TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$32,702	$32,410	$59,501	$(61,953)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, June 30, 2025	$903	$539,414	$2,281,974	$(1,441,088)	$—	$1,381,203	$2,670	$1,383,873
Net income (loss) ($(4,241) allocated to redeemable non-controlling interest)	—	—	—	44,820	—	44,820	(794)	44,026
Preferred stock issuance, net	—	1,058	—	—	—	1,058	—	1,058
Stock based compensation expense, net	—	—	2,439	—	—	2,439	—	2,439
Dividends declared on common stock	—	—	—	(20,772)	—	(20,772)	—	(20,772)
Dividends declared on preferred stock	—	—	—	(12,118)	—	(12,118)	—	(12,118)
Dividends attributable to dividend equivalents	—	—	—	(644)	—	(644)	—	(644)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	433	433
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,021)	(2,021)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(5,209)	—	—	(5,209)	—	(5,209)
Balance, September 30, 2025	$903	$540,472	$2,279,204	$(1,429,802)	$—	$1,390,777	$288	$1,391,065

Balance, June 30, 2024	$906	$535,445	$2,280,664	$(1,385,105)	$—	$1,431,910	$9,753	$1,441,663
Net income (loss) ($(565) allocated to redeemable non-controlling interest)	—	—	—	42,849	—	42,849	(1,818)	41,031
Stock based compensation expense, net	—	—	2,435	—	—	2,435	—	2,435
Dividends declared on common stock	—	—	—	(18,116)	—	(18,116)	—	(18,116)
Dividends declared on preferred stock	—	—	—	(10,439)	—	(10,439)	—	(10,439)
Dividends attributable to dividend equivalents	—	—	—	(262)	—	(262)	—	(262)
Decrease in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	(24)	(24)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(1,922)	(1,922)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(4,230)	—	—	(4,230)	—	(4,230)
Balance, September 30, 2024	$906	$535,445	$2,278,869	$(1,371,073)	$—	$1,444,147	$5,989	$1,450,136
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2024	$906	$535,445	$2,289,044	$(1,430,675)	$—	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(11,966) allocated to redeemable non-controlling interest)	—	—	—	95,522	—	95,522	(2,265)	93,257
Preferred stock issuance, net	—	5,027	—	—	—	5,027	—	5,027
Common stock repurchases	(2)	—	(1,500)	—	—	(1,502)	—	(1,502)
Stock based compensation (benefit) expense, net	(1)	—	5,768	—	—	5,767	—	5,767
Dividends declared on common stock	—	—	—	(56,941)	—	(56,941)	—	(56,941)
Dividends declared on preferred stock	—	—	—	(36,021)	—	(36,021)	—	(36,021)
Dividends attributable to dividend equivalents	—	—	—	(1,687)	—	(1,687)	—	(1,687)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	1,028	1,028
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,530)	(2,530)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(14,108)	—	—	(14,108)	—	(14,108)
Balance, September 30, 2025	$903	$540,472	$2,279,204	$(1,429,802)	$—	$1,390,777	$288	$1,391,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(19,543) allocated to redeemable non-controlling interest)	—	—	—	(30,640)	—	(30,640)	(13,491)	(44,131)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	5	—	3,496	—	—	3,501	—	3,501
Dividends declared on common stock	—	—	—	(54,481)	—	(54,481)	—	(54,481)
Dividends declared on preferred stock	—	—	—	(31,317)	—	(31,317)	—	(31,317)
Dividends attributable to dividend equivalents	—	—	—	(818)	—	(818)	—	(818)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,502	1,502
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	462	462
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,937)	(2,937)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(18,221)	—	—	(18,221)	—	(18,221)
Balance, September 30, 2024	$906	$535,445	$2,278,869	$(1,371,073)	$—	$1,444,147	$5,989	$1,450,136
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$81,291	$(63,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization	13,365	14,673
Depreciation and amortization expense related to operating real estate	17,759	32,942
Realized losses, net	50,481	19,404
Unrealized gains, net	(197,670)	(41,046)
Losses (gains) on derivative instruments, net	86,774	(4,042)
Other losses (gains), net	8,379	(19,476)
Gains on residential loans held for sale, net	(8,592)	—
Originations of residential loans held for sale	(235,513)	—
Proceeds from sales and repayments of residential loans held for sale	217,770	—
Impairment of real estate	9,437	48,142
Loss on reclassification of disposal group	—	14,636
Income from preferred equity, mezzanine loan and equity investments	(7,435)	(18,110)
Distributions of income from preferred equity, mezzanine loan and equity investments	25,425	11,889
Stock based compensation expense, net	5,767	3,501
Cash reclassified from assets of disposal group held for sale	1,612	2,632
Changes in operating assets and liabilities	3,109	(16,516)
Net cash provided by (used in) operating activities	71,959	(15,045)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	(16,733)	—
Proceeds from sales of investment securities	663,336	—
Principal paydowns received on investment securities	392,783	171,415
Purchases of investment securities	(3,951,844)	(1,535,586)
Principal repayments received on residential loans	1,102,826	800,761
Proceeds from sales of residential loans	165,116	149,833
Purchases and originations of residential loans	(1,194,262)	(1,345,122)
Principal repayments received on preferred equity and mezzanine loan investments	14,000	5,100
Return of capital from equity investments	33,150	5,000
Funding of preferred equity, mezzanine loan and equity investments	(413)	(1,258)
Net variation margin paid for derivative instruments	(104,379)	(17,046)
Net payments received from derivative instruments	24,305	25,957
Net proceeds from sale of real estate	142,299	113,587
Proceeds from sales of joint venture equity investments in VIEs	500	800
Decrease in cash from de-consolidation of Consolidated VIEs	—	(2,495)
Purchases of investments held in Consolidated SLST	(12,179)	(9,857)
Capital expenditures on real estate	(6,887)	(21,194)
Purchases of other assets	(674)	(65)
Net cash used in investing activities	(2,749,056)	(1,660,170)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements and warehouse facilities	2,331,955	1,135,835
Proceeds from issuance of senior unsecured notes, net	193,505	60,000
Proceeds from issuance of collateralized debt obligations, net	947,788	1,055,392
Repurchases of common stock	(1,502)	(3,493)
Proceeds from preferred stock issuance, net	5,027	—
Dividends paid on common stock and dividend equivalents	(54,714)	(56,829)
Dividends paid on preferred stock	(34,323)	(31,299)
Net distributions to non-controlling interests in Consolidated VIEs	(2,291)	(7,388)
Payments made on and extinguishment of collateralized debt obligations	(586,071)	(398,762)
Payments made on Consolidated SLST CDOs	(55,857)	(43,624)
Net payments made on mortgages payable on real estate	(97,729)	(33,262)
Net cash provided by financing activities	2,645,788	1,676,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(31,309)	1,355
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	329,024	330,642
Cash, Cash Equivalents and Restricted Cash - End of Period	$297,715	$331,997

Supplemental Disclosure:
Cash paid for interest	$322,497	$248,939
Cash paid (refunds received) for income taxes	$506	$(105)

Non-Cash Investing Activities:
Non-cash consideration for acquisition of business	$36,259	$—
Consolidation of assets acquired in business combination	$188,102	$—
Consolidation of liabilities assumed in business combination	$142,714	$—
De-consolidation of real estate held in Consolidated VIEs	$—	$444,392
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$446,832
Consolidation of residential loans held in Consolidated SLST	$247,405	$285,057
Consolidation of Consolidated SLST CDOs	$235,226	$275,200
Transfer from residential loans to real estate owned	$41,280	$68,229
Transfer from residential loans to real estate, net	$—	$2,640
Transfer from residential loans held for sale to residential loans	$213,811	$—
Distribution of mortgage servicing rights from equity investment	$3,405	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$23,758	$20,186
Dividends declared on preferred stock to be paid in subsequent period	$12,133	$10,454
Mortgages and notes payable assumed by purchaser of real estate held for sale in Consolidated VIEs	$—	$24,073

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$185,285	$195,066
Restricted cash included in other assets	112,430	136,931
Total cash, cash equivalents, and restricted cash	$297,715	$331,997
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
1. Organization

Adamas Trust, Inc., together with its consolidated subsidiaries (“Adamas,” “we,” “our,” or the “Company”), is an internally-managed real estate investment trust (“REIT”) focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive Loans, LLC ("Constructive"), we also originate business purpose loans for residential real estate investors. On September 3, 2025, the Company changed its name from New York Mortgage Trust, Inc. to Adamas Trust, Inc.

The Company conducts its business through the parent company, Adamas Trust, Inc., and several subsidiaries, including taxable REIT subsidiaries (“TRSs”), qualified REIT subsidiaries (“QRSs”) and special purpose subsidiaries established for securitization purposes. The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2025, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Business Combinations – The Company accounts for business combinations by applying the acquisition method in accordance with ASC 805. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flows. Amounts held back from cash consideration, if any, are recorded as liabilities on the accompanying condensed consolidated balance sheets.

On July 15, 2025, the Company, through a wholly owned subsidiary, acquired the outstanding 50% ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement, thereby increasing the Company's ownership of Constructive to 100% (see Note 24). The transaction was accounted for by applying the acquisition method for business acquisitions under ASC 805.

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

Intangible Assets – Intangible assets consisting of acquired trade name, acquired customer relationships, acquired technology and acquired in-place leases with estimated useful lives ranging from 5 months to 11 years are included in other assets on the accompanying condensed consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

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

The Company has U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. Additionally, the Company has gold future contracts that obligate the Company to sell or buy a specific quantity of gold at predetermined price for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps, credit default swaps, U.S. Treasury futures and gold futures are cleared through two central clearing houses, CME Group Inc. (“CME Clearing”), which is the parent company of the Chicago Mercantile Exchange Inc., or the Intercontinental Exchange (“ICE”). CME Clearing and ICE serve as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. CME Clearing and ICE require that the Company post an initial margin amount determined by the respective central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument's maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by CME Clearing and ICE. The exchange of variation margin is treated as a legal settlement of the exposure under these contracts, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
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

Derivative Financial Instruments – Interest Rate Lock Commitments – Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period. IRLCs are accounted for as derivatives at fair value and changes in fair value are included in Mortgage banking activities, net on the accompanying condensed consolidated statements of operations.
Mortgage Servicing Rights – The Company records MSRs, whether acquired or as a result of the sale of loans Constructive originates with servicing retained, at fair value upon initial recognition. The Company does not directly service residential loans. Rather, servicing activities are carried out by duly licensed third-party subservicers who perform substantially all servicing functions for the loans underlying MSRs.
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

Repurchase Reserves for Origination Activity – Constructive routinely sells business purpose loans to secondary market investors. Under customary representations and warranties clauses in the business purpose loan sale agreements, Constructive may be required to repurchase business purpose loans sold or reimburse the investors for credit losses incurred on those loans if a breach of the contractual representations and warranties occurred. Constructive establishes a loan repurchase reserve liability in an amount equal to management’s estimate of losses on loans for which it could have a repurchase obligation or loss reimbursement. The estimated liability incorporates historical loss experience, identification of delinquencies, economic trends and market conditions and is included in other liabilities on the accompanying condensed consolidated balance sheets. Provisions to the business purpose loan repurchase reserve reduce gains recognized on sales of loans.

Segment Reporting – As of September 30, 2025, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as updated herein, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments.

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

3. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025				December 31, 2024
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$3,505,119	$54,745	$(752)	$3,559,112	$1,483,619	$7,819	$(7,991)	$1,483,447
Freddie Mac	2,804,052	39,785	(380)	2,843,457	1,465,419	3,914	(13,720)	1,455,613
Total Fixed rate	6,309,171	94,530	(1,132)	6,402,569	2,949,038	11,733	(21,711)	2,939,060
Adjustable rate
Fannie Mae	88,317	2,981	—	91,298	97,267	265	(631)	96,901
Freddie Mac	30,875	815	—	31,690	32,852	20	(191)	32,681
Total Adjustable rate	119,192	3,796	—	122,988	130,119	285	(822)	129,582
Interest-only
Ginnie Mae	110,459	1,401	(12,944)	98,916	78,627	843	(16,092)	63,378
Freddie Mac	4,461	—	(931)	3,530	5,251	—	(459)	4,792
Total Interest-only	114,920	1,401	(13,875)	102,446	83,878	843	(16,551)	68,170
Total Agency RMBS	6,543,283	99,727	(15,007)	6,628,003	3,163,035	12,861	(39,084)	3,136,812
Non-Agency RMBS	24,085	6,405	(2,316)	28,174	66,203	6,098	(2,614)	69,687
U.S. Treasury securities	180,868	2,520	(850)	182,538	657,659	—	(35,614)	622,045
Total	$6,748,236	$108,652	$(18,173)	$6,838,715	$3,886,897	$18,959	$(77,312)	$3,828,544

Accrued interest receivable for investment securities available for sale in the amount of $32.2 million and $22.4 million as of September 30, 2025 and December 31, 2024, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and nine months ended September 30, 2025, the Company recognized $47.8 million and $148.8 million in net unrealized gains on investment securities available for sale, respectively. For the three and nine months ended September 30, 2024, the Company recognized $58.3 million and $10.4 million in net unrealized gains on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 13, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended September 30, 2025. The following table summarizes our investment securities sold during the nine months ended September 30, 2025 (dollar amounts in thousands):

	For the Nine Months Ended September 30, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury Securities	$658,763	$3,700	$(30,570)	$(26,870)
Non-Agency RMBS	4,573	52	—	52
Total	$663,336	$3,752	$(30,570)	$(26,818)

The Company did not sell investment securities during the three and nine months ended September 30, 2024.

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $2.5 million for the nine months ended September 30, 2025, which is included in realized losses, net on the accompanying condensed consolidated statements of operations. The Company recognized write-downs of non-Agency RMBS for a loss of $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 38 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2025 and December 31, 2024, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.5 years and 7.4 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2025	December 31, 2024
0 to 5 years	$1,630,237	$604,459
Over 5 to 10 years	5,054,934	2,923,871
10+ years	153,544	300,214
Total	$6,838,715	$3,828,544

4. Residential Loans and Residential Loans Held for Sale, at Fair Value
The Company accumulates its residential loan portfolio through acquisitions of performing, re-performing and non-performing residential loans and business purpose loans and originations of business purpose loans. It also invests in first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. The Company also originates business purpose loans for sale to residential real estate investors through Constructive.
Residential loans are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.
The following tables present the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts and residential loans held for sale, as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$315,228	$1,329,199	$2,707,733	$4,352,160	$102,439	$4,454,599
Premium / (Discount)	270	(62,042)	(28,215)	(89,987)	—	(89,987)
Change in fair value	(7,076)	(84,558)	(18,892)	(110,526)	2,597	(107,929)
Carrying value	$308,422	$1,182,599	$2,660,626	$4,151,647	$105,036	$4,256,683

	December 31, 2024
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans
Principal	$652,642	$1,111,633	$2,365,060	$4,129,335
Discount	(1,750)	(24,303)	(48,702)	(74,755)
Change in fair value	(18,626)	(121,658)	(72,558)	(212,842)
Carrying value	$632,266	$965,672	$2,243,800	$3,841,738

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of September 30, 2025 and December 31, 2024 (see Note 13).
(2)The Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST and the CDOs issued to permanently finance these residential loans. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14). During the nine months ended September 30, 2025, the Company purchased an additional first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets and liabilities of the securitization (see Note 7).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14).
(4)Certain of the Company's residential loans held for sale, at fair value are pledged as collateral for repurchase agreements and warehouse facilities as of September 30, 2025 (see Note 13).

Residential Loans, at Fair Value

The following tables present the unrealized gains (losses), net attributable to residential loans, at fair value for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$6,575	$7,395	$12,958	$9,882	$28,655	$42,283

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$14,552	$37,100	$45,711	$13,934	$27,855	$32,995

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

The Company recognized $5.4 million of net realized losses on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2025. The Company recognized $0.6 million and $2.3 million of net realized gains on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2024, respectively. The Company also recognized $7.1 million of net realized gains on the sale of residential loans, at fair value during the three and nine months ended September 30, 2025. The Company recognized $4.7 million and $1.5 million of net realized gains on the sale of residential loans, at fair value during the three and nine months ended September 30, 2024, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2025 and December 31, 2024, respectively, are as follows:

	September 30, 2025			December 31, 2024
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	14.2%	11.2%	16.6%	23.0%	11.7%	20.2%
Florida	10.2%	8.7%	10.5%	10.4%	9.1%	12.2%
New York	7.2%	10.7%	6.7%	6.6%	10.8%	6.6%
New Jersey	7.1%	6.2%	6.1%	8.0%	6.8%	5.2%
Pennsylvania	6.1%	3.8%	5.5%	5.1%	3.9%	3.8%
Ohio	5.9%	3.4%	4.0%	3.6%	1.6%	2.0%
Texas	4.8%	4.4%	7.0%	6.2%	4.4%	7.9%
Illinois	4.1%	7.4%	3.3%	2.2%	6.3%	3.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2025	$99,764	$116,087	$938	$993
December 31, 2024	159,558	183,067	8,098	8,749

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $73.7 million and an aggregate unpaid principal balance of $88.0 million as of September 30, 2025.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $139.4 million and $117.1 million were 90 days or more delinquent as of September 30, 2025 and December 31, 2024, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $47.5 million as of September 30, 2025.

Residential Loans Held for Sale, at Fair Value

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to secondary market investors as of September 30, 2025. Residential loans held for sale are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in mortgage banking activities, net on the Company’s condensed consolidated statements of operations. Direct loan origination costs and loan origination fee income are immediately recognized through earnings as a result of the fair value option election.

The following table details activity of residential loans held for sale between July 15, 2025 and September 30, 2025 (dollar amounts in thousands):

Principal balance of loans acquired through business combination	$142,324
Principal balance of loans originated	382,443
Principal balance of loans sold to third parties	(213,333)
Proceeds from repayments	(137)
Principal balance of loans transferred from residential loans held for sale to residential loans	(208,858)
Principal balance as of September 30, 2025	$102,439

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans held for sale, at fair value as of September 30, 2025 are as follows:

September 30, 2025
Ohio	12.5%
Pennsylvania	12.0%
New Jersey	10.8%
Illinois	9.3%
Tennessee	8.4%

Mortgage Banking Activities, Net

The following table summarizes the components of mortgage banking activities, net for the three and nine months ended September 30, 2025 (dollar amounts in thousands):

Residential loan origination and other fees	$5,511
Gains on residential loans held for sale, net (1)	8,592
Mortgage banking activities, net	$14,103

(1)Includes gains on sale and unrealized gains, net of provision for loan repurchases, and gains on interest rate lock commitments. Interest rate lock commitments are accounted for by the Company as derivative instruments (see Note 10).

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Investment amount	$72,313	$90,485
Unrealized losses, net	(3,666)	(4,293)
Total, at Fair Value	$68,647	$86,192

For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.6 million in net unrealized gains on multi-family loans, respectively. For the three and nine months ended September 30, 2024, the Company recognized $0.2 million in net unrealized gains and $4.6 million in net unrealized losses on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)The Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of September 30, 2025 and December 31, 2024, respectively, are as follows:

	September 30, 2025	December 31, 2024
Texas	46.8%	36.1%
Florida	15.1%	11.6%
Louisiana	11.2%	8.8%
North Carolina	7.7%	6.2%
Arkansas	7.6%	10.3%
Indiana	7.0%	5.6%

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

The following table presents the Company's equity investments as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	$9,879	58%	$9,322
Tides on 27th Investors, LLC	54%	7,653	54%	10,245
Rapid City RMI JV LLC	50%	11,293	50%	10,637
Lucie at Tradition Holdings, LLC	—	—	70%	21,821
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	57%	21,411
Total - Multi-Family Preferred Equity Ownership Interests		28,825		73,436

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	—	—	70%	141
GWR Gateway Partners, LLC (1)	—	—	70%	1,197
Total - Joint Venture Equity Investments in Multi-Family Properties		—		1,338

Single-Family Equity Ownership Interests
Constructive Loans, LLC (2)	—	—	50%	38,718
Total - Single-Family Equity Ownership Interests		—		38,718
Total		$28,825		$113,492

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale and subsequently sold during the nine months ended September 30, 2025 (see Note 9).
(2)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 24). Prior to July 15, 2025, the Company purchased approximately $70.9 million and $299.6 million of residential loans from this entity during the three and nine months ended September 30, 2025, respectively, and approximately $30.2 million and $137.6 million of residential loans from this entity during the three and nine months ended September 30, 2024, respectively. The Company sold approximately $18.7 million of residential loans to this entity prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million during the nine months ended September 30, 2025.

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

The following table presents income from multi-family preferred equity ownership interests for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands). Income from these investments is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and nine months ended September 30, 2025 includes $2.9 million and $2.0 million of net unrealized losses, respectively. Income from these investments during the three and nine months ended September 30, 2024 includes $4.5 million and $5.2 million of net unrealized losses, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Name	2025	2024	2025	2024
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	$249	$438	$1,030	$693
Tides on 27th Investors, LLC	(2,765)	(4,111)	(2,422)	(3,436)
Rapid City RMI JV LLC	412	388	1,225	1,199
Lucie at Tradition Holdings, LLC	462	798	2,176	2,332
EHOF-NYMT Sunset Apartments Preferred, LLC	—	627	950	1,999
Syracuse Apartments and Townhomes, LLC	—	724	—	2,354
Palms at Cape Coral, LLC	—	—	—	69
Total (Loss) Income - Multi-Family Preferred Equity Ownership Interests	$(1,642)	$(1,136)	$2,959	$5,210

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Name	2025	2024	2025	2024
Single-Family Equity Ownership Interests (1)
Constructive Loans, LLC	$47	$7,611	$(1,554)	$9,301
Total Income (Loss) - Single-Family Equity Ownership Interests	$47	$7,611	$(1,554)	$9,301

Joint Venture Equity Investments in Multi-Family Properties (2)
GWR Cedars Partners, LLC	$—	$(112)	$39	$(1,741)
GWR Gateway Partners, LLC	—	(309)	(877)	(2,744)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$—	$(421)	$(838)	$(4,485)

(1)Includes net unrealized losses of $4.4 million recognized prior to the Company's acquisition of the outstanding membership interests in Constructive on July 15, 2025 (see Note 24) and included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025. Includes net unrealized gains of $3.9 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.
(2)Includes net realized losses of $0.8 million for the nine months ended September 30, 2025, and includes net unrealized losses of $0.4 million and $4.5 million for the three and nine months ended September 30, 2024, respectively.

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

During the three and nine months ended September 30, 2025, the Company completed two and four securitizations of certain residential loans for which the Company received net proceeds of approximately $619.2 million and $945.5 million, respectively, after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company exercised its right to an optional redemption of two and three of its residential loan securitizations with outstanding principal balances of approximately $370.2 million and $424.6 million, respectively, at the time of redemption and returned the assets held by the trust to the Company, recognizing no gain or loss on the extinguishment of the collateralized debt obligations.

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

As of September 30, 2025 and December 31, 2024, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of September 30, 2025 and December 31, 2024, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 4 and 14). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of three and two securitization trusts as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025 and 2024, the Company invested in subordinated securities issued by Freddie Mac-sponsored residential loan securitizations, resulting in the initial consolidation of the VIEs as shown below (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Residential loans, at fair value	$247,405	$285,057
Collateralized debt obligations, at fair value	(235,226)	(275,200)
Net investment	$12,179	$9,857

As of September 30, 2025 and December 31, 2024, the Consolidated SLST securities owned by the Company had a fair value of $158.8 million and $148.5 million, respectively (see Note 17). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

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

During the three and nine months ended September 30, 2024, the Company sold its ownership interests in four and six joint venture equity investments that owned multi-family properties, respectively, which resulted in the de-consolidation of the respective joint venture entities' assets and liabilities (see Note 9).

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of September 30, 2025 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,147	$3,147
Residential loans, at fair value	2,660,626	1,182,599	—	3,843,225
Real estate, net held in Consolidated VIEs (1)	—	—	469,764	469,764
Assets of disposal group held for sale (2)	—	—	1,383	1,383
Other assets	140,124	4,648	16,251	161,023
Total assets	$2,800,750	$1,187,247	$490,545	$4,478,542

Collateralized debt obligations ($3,202,295 at fair value and $375,164 at amortized cost, net)	$2,560,507	$1,016,952	$—	$3,577,459
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	362,747	362,747
Liabilities of disposal group held for sale (2)	—	—	78	78
Other liabilities	20,157	10,127	10,563	40,847
Total liabilities	$2,580,664	$1,027,079	$373,388	$3,981,131
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$13,713	$13,713
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$163	$163
Net investment (6)	$220,086	$160,168	$103,281	$483,535

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended September 30,
	2025			2024
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$14,306	$—	$14,306	$11,002	$—	$11,002
Interest expense	11,199	—	11,199	7,375	—	7,375
Total net interest income	3,107	—	3,107	3,627	—	3,627

Income from real estate	—	17,123	17,123	—	29,096	29,096
Expenses related to real estate	—	19,943	19,943	—	36,024	36,024
Total net loss from real estate	—	(2,820)	(2,820)	—	(6,928)	(6,928)

Unrealized gains, net	2,440	—	2,440	6,753	—	6,753
Gains (losses) on derivative instruments, net	—	8	8	—	(179)	(179)
Impairment of real estate	—	—	—	—	(8,402)	(8,402)
Other income	—	138	138	—	16,266	16,266
Total other income (loss)	2,440	146	2,586	6,753	7,685	14,438

Net income (loss)	5,547	(2,674)	2,873	10,380	757	11,137
Net loss attributable to non-controlling interest in Consolidated VIEs	—	5,035	5,035	—	2,383	2,383
Net income attributable to Company	$5,547	$2,361	$7,908	$10,380	$3,140	$13,520

	For the Nine Months Ended September 30,
	2025			2024
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$36,936	$—	$36,936	$28,284	$—	$28,284
Interest expense	26,592	—	26,592	19,928	—	19,928
Total net interest income	10,344	—	10,344	8,356	—	8,356

Income from real estate	—	53,999	53,999	—	97,725	97,725
Expenses related to real estate	—	60,631	60,631	—	134,667	134,667
Total net loss from real estate	—	(6,632)	(6,632)	—	(36,942)	(36,942)

Unrealized gains, net	11,225	—	11,225	7,259	—	7,259
Gains on derivative instruments, net	—	54	54	—	2,668	2,668
Impairment of real estate	—	(7,180)	(7,180)	—	(44,173)	(44,173)
Loss on reclassification of disposal group	—	—	—	—	(14,636)	(14,636)
Other income	—	141	141	—	16,272	16,272
Total other income (loss)	11,225	(6,985)	4,240	7,259	(39,869)	(32,610)

Net income (loss)	21,569	(13,617)	7,952	15,615	(76,811)	(61,196)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	14,231	14,231	—	33,034	33,034
Net income (loss) attributable to Company	$21,569	$614	$22,183	$15,615	$(43,777)	$(28,162)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$12,782	$23,088	$12,359	$28,061
Contributions	—	7	—	46
Distributions	(37)	(4,934)	(788)	(4,959)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(4,241)	(565)	(11,966)	(19,543)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	5,209	4,230	14,108	18,221
Ending balance	$13,713	$21,826	$13,713	$21,826

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of September 30, 2025 include a weighted average capitalization rate of 5.6% (ranges from 5.0% to 6.5%) and a weighted average discount rate of 14.7% (ranges from 13.6% to 15.6%).

Unconsolidated VIEs

As of September 30, 2025 and December 31, 2024, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2025 and December 31, 2024, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,513	$—	$—	$22,513
Preferred equity investments in multi-family properties	68,647	—	28,825	—	97,472
Other investments	—	—	—	2,000	2,000
Maximum exposure	$68,647	$22,513	$28,825	$2,000	$121,985

	December 31, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,892	$—	$—	$22,892
Preferred equity investments in multi-family properties	86,192	—	73,436	—	159,628
Joint venture equity investments in multi-family properties	—	—	1,338	—	1,338
Other investments	—	—	—	2,000	2,000
Maximum exposure	$86,192	$22,892	$74,774	$2,000	$185,858

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Land	$77,899	$80,190
Building and improvements	573,542	581,283
Furniture, fixture and equipment	18,303	16,866
Operating real estate	$669,744	$678,339
Accumulated depreciation	(78,523)	(61,834)
Operating real estate, net	$591,221	$616,505
Real estate held for sale, net (1)	$10,527	$6,902
Real estate, net (2)	$601,748	$623,407

(1)Real estate held for sale, net includes certain single-family rental properties and is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties was included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.

Multi-family Apartment Properties

As of September 30, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Also as of September 30, 2025 and December 31, 2024, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7). During the nine months ended September 30, 2024, the Company determined that two of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the properties held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss.

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

Operating real estate, net is periodically evaluated for impairment. As of September 30, 2025, the Company determined that no multi-family properties owned by joint venture equity investments were impaired. As of September 30, 2024, the Company determined that two multi-family properties owned by joint venture equity investments were impaired. The calculation of impairment amounts for multi-family properties utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $4.6 million and $18.4 million impairment of real estate in the three and nine months ended September 30, 2024, respectively.

Single-family Rental Properties

As of September 30, 2025 and December 31, 2024, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the nine months ended September 30, 2025, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $1.4 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized a loss upon transfer of $4.0 million during the nine months ended September 30, 2024.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions and automated valuation model data. During the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $2.3 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively. During the three and nine months ended September 30, 2024, the Company recognized a $0.6 million net recovery of impairment and $4.0 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three and nine months ended September 30, 2025, the Company sold single-family rental properties for proceeds of approximately $2.2 million and $5.1 million, respectively, recognizing a net loss on sale of approximately $0.5 million and $0.6 million, respectively, which is included in other income (loss) on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company sold single-family rental properties for proceeds of approximately $2.7 million and $4.5 million, respectively, recognizing net losses on sale of approximately $0.1 million and net gains on sale of approximately $0.2 million, respectively.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of September 30, 2025 and December 31, 2024.

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties were included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense on operating real estate	$5,936	$8,131	$17,759	$30,564
Amortization of lease intangibles related to operating real estate	—	—	—	2,378
Total depreciation and amortization	$5,936	$8,131	$17,759	$32,942

9. Assets and Liabilities of Disposal Group Held for Sale

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2024, the Company sold its ownership interests in four and six joint venture equity investments that owned multi-family properties, respectively, which resulted in the de-consolidation of the respective joint venture entities' assets and liabilities and a gain on de-consolidation of approximately $3.4 million and $3.7 million, respectively, which is included in other income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

During the three months ended September 30, 2024, one of the entities in which the Company held a joint venture equity investment that was in disposal group held for sale sold its multi-family apartment community for approximately $56.4 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $31.8 million. The sale generated a net gain of approximately $11.4 million and a loss on extinguishment of debt of approximately $1.6 million, both of which are included in other income on the accompanying condensed consolidated statements of operations. The sale also generated net income attributable to non-controlling interest of approximately $1.1 million, resulting in net gain attributable to the Company's common stockholders of approximately $8.7 million.

In September 2024, in response to productive negotiations with operating partners and increased transactional activity, the Company determined that two joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. As a result, the Company recognized a loss of $2.0 million, which is included in impairment of real estate in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024.

In June 2025, in response to productive negotiations with operating partners, the Company determined that two joint venture equity investments accounted for as equity investments met the criteria to be classified as held for sale and transferred its equity investments in the joint venture entities to disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025. As these investments were carried at fair value, the Company recognized no gain or loss on the transfer. The Company sold its ownership interests in the joint venture equity investments during the three months ended September 30, 2025, resulting in no gain or loss.

During the three months ended September 30, 2025, two of the entities in which the Company held joint venture equity investments that were in disposal group held for sale sold their multi-family apartment communities for approximately $108.6 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgages payable in the amount of approximately $89.6 million. The sales generated net gains of approximately $0.6 million and losses on extinguishment of debt of approximately $0.4 million, both of which are included in other income on the accompanying condensed consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $13.5 thousand, resulting in net gain attributable to the Company's common stockholders of approximately $0.1 million.

The Company completed its disposition of the real property held by its joint venture equity investments in multi-family properties during the three months ended September 30, 2025. Accordingly, assets and liabilities of disposal group held for sale as of September 30, 2025 consisted of assets and liabilities held by the respective Consolidated VIEs for the conclusion of business operations after the aforementioned real property sales. The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents (1)	$849	$2,461
Real estate, net (1)	—	111,032
Other assets (1)	534	5,120
Total assets of disposal group held for sale	$1,383	$118,613

Mortgages payable on real estate, net (2)	$—	$93,370
Other liabilities	78	3,695
Total liabilities of disposal group held for sale (1)	$78	$97,065

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)During the nine months ended September 30, 2024, two entities in which the Company held joint venture equity investments entered into debt restructuring agreements with the respective senior lenders for their mortgages payable. As part of the agreements, portions of interest payments were deferred until the maturity date. The restructurings did not result in a change in the carrying amount of the mortgage payables and no gains were recorded. During the year ended December 31, 2024, the Company sold its ownership interests in these entities, which resulted in the de-consolidation of the related mortgages payable as of December 31, 2024.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $0.6 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively.

Real estate, net included in assets of disposal group held for sale was recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon either negotiated sale prices less anticipated selling costs or a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. During the nine months ended September 30, 2025, the Company recognized net impairment losses of $7.2 million for real estate, net in the disposal group held for sale. During the three and nine months ended September 30, 2024, the Company recognized net impairment losses of $3.8 million and $25.8 million, inclusive of losses recognized upon transfer into disposal group held for sale, for real estate, net in the disposal group held for sale, respectively. See Note 17 for descriptions of valuation methodologies utilized for financial instruments included in assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of September 30, 2025 for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Pretax income (loss) of disposal group held for sale	$155	$(1,588)	$(6,886)	$(62,120)
Pretax (income) loss of disposal group attributable to non-controlling interest in Consolidated VIEs	(80)	273	479	6,411
Pretax income (loss) of disposal group attributable to Company's common stockholders	$75	$(1,315)	$(6,407)	$(55,709)

10. Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. Additionally, Constructive may enter into IRLCs related to the origination of business purpose loans. The Company elected not to apply hedge accounting for its derivative instruments.
The following table summarizes the Company's derivative instruments as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate caps	Other assets	$150	$56
Options	Other assets	79	—
IRLCs	Other assets	2,383	—
Interest rate swaps	Other assets	—	—
Futures	Other assets	—	—
Total derivative assets (1)		$2,612	$56

Futures	Other liabilities	$—	$—
TBAs	Other liabilities	(121)	—
Credit default swaps	Other liabilities	—	—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$(121)	$—
(1)Excludes interest rate cap contracts held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale as of December 31, 2024 (see Note 9).

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$150	$—	$—	$150
Options	79	—	—	79
IRLCs	2,383	—	—	2,383
Interest rate swaps	3,402	(3,402)	—	—
Futures	3,494	(139)	(3,355)	—
Total derivative assets	$9,508	$(3,541)	$(3,355)	$2,612

Derivative liabilities
Credit default swaps	$(10,268)	$—	$10,268	$—
TBAs	(121)	—	—	(121)
Interest rate swaps	(56,064)	3,402	52,662	—
Futures	(4,704)	139	4,565	—
Total derivative liabilities	$(71,157)	$3,541	$67,495	$(121)

	December 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$56	$—	$—	$56
Interest rate swaps	63,942	(10,134)	(53,808)	—
Futures	952	(658)	(294)	—
Total derivative assets	$64,950	$(10,792)	$(54,102)	$56

Derivative liabilities
Credit default swaps	$(9,120)	$—	$9,120	$—
Interest rate swaps	(10,134)	10,134	—	—
Futures	(658)	658	—	—
Total derivative liabilities	$(19,912)	$10,792	$9,120	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	September 30, 2025	December 31, 2024
Agency RMBS	Investment securities available for sale, at fair value	$68,231	$33,399
Restricted cash	Other assets	69,016	68,253
Total initial margin collateral		$137,247	$101,652

Margin excess related to settlement of variation margin in the amount of approximately $11.5 million and $11.1 million as of September 30, 2025 and December 31, 2024, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $13.3 million and $8.1 million as of September 30, 2025 and December 31, 2024, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the notional activity of derivative instruments for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended September 30, 2025
Type of Derivative Instrument	June 30, 2025	Additions	Terminations/Pair-Offs	September 30, 2025
Interest rate caps	$45,142	$—	$—	$45,142
Options	—	349	(185)	164
TBAs	10,000	130,000	(110,000)	30,000
Interest rate swaps	4,867,217	1,117,681	(1,205,090)	4,779,808
Credit default swaps	475,000	—	—	475,000
Futures	247,500	1,051,727	(673,500)	625,727

	Notional Amount For the Three Months Ended September 30, 2024
Type of Derivative Instrument	June 30, 2024	Additions	Terminations	September 30, 2024
Interest rate caps	$263,142	$—	$—	$263,142
Options	80	—	(80)	—
Interest rate swaps	2,972,030	881,235	(550,952)	3,302,313
Credit default swaps	400,000	—	—	400,000
Futures	67,000	—	(67,000)	—

	Notional Amount For the Nine Months Ended September 30, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations/Pair-Offs	September 30, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	601	(437)	164
TBAs	—	150,000	(120,000)	30,000
Interest rate swaps	4,134,267	3,373,016	(2,727,475)	4,779,808
Credit default swaps	400,000	75,000	—	475,000
Futures	406,100	1,521,127	(1,301,500)	625,727

	Notional Amount For the Nine Months Ended September 30, 2024
Type of Derivative Instrument	December 31, 2023	Additions/Transfers In (1)	Terminations/Transfers Out (1)	September 30, 2024
Interest rate caps	$550,025	$177,044	$(463,927)	$263,142
Options	—	382	(382)	—
Interest rate swaps	2,778,015	1,974,659	(1,450,361)	3,302,313
Credit default swaps	—	400,000	—	400,000
Futures	—	498,950	(498,950)	—

(1)Includes transfers from or transfers to disposal group held for sale with respect to interest rate caps held in certain Consolidated Real Estate VIEs (see Note 9).

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to derivative instruments, which are included in (losses) gains on derivative instruments, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$9	$—	$(209)	$—	$54	$—	$3,044
Options	(517)	(408)	(772)	(7)	2,125	(408)	(2,261)	—
IRLCs	—	(1,940)	—	—	—	(1,940)	—	—
TBAs	484	(226)	—	—	480	(121)	—	—
Interest rate swaps	1,804	(5,868)	(835)	(55,611)	33,219	(106,470)	16,591	(7,760)
Credit default swaps	(1,240)	210	(1,022)	(720)	(3,454)	(542)	(3,056)	(1,023)
Futures	(10,145)	4,831	(1,729)	265	(8,213)	(1,504)	(1,493)	—
Total	$(9,614)	$(3,392)	$(4,358)	$(56,282)	$24,157	$(110,931)	$9,781	$(5,739)
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale (see Note 9).

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate that is not included in disposal group held for sale as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

September 30, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026

December 31, 2024
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2025

The following table presents information about the Company's TBA purchase and sale contracts as of September 30, 2025 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2024.

	Notional Amount (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
Purchase contracts	$40,000	$40,845	$40,724	$(121)
Sale contracts	(10,000)	(10,081)	(10,081)	—
Total TBAs	$30,000	$30,764	$30,643	$(121)

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

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$71,885	4.97%	4.51%
2026	30,660	4.37%	4.44%
2027	688,633	3.94%	4.42%
2028	1,697,021	3.75%	4.35%
2029	270,275	3.91%	4.39%
2030	1,155,582	3.75%	4.36%
2033	199,590	3.73%	4.34%
2034	178,224	3.86%	4.39%
2035	300,878	4.00%	4.38%
2045	134,010	4.01%	4.36%
Total	$4,726,758	3.84%	4.37%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,377,250	4.53%	4.89%
2026	159,120	4.10%	4.53%
2027	622,123	3.98%	4.75%
2028	510,325	3.90%	4.93%
2029	614,585	3.86%	4.71%
2033	319,590	4.00%	4.83%
2034	178,224	3.86%	4.83%
2044	300,000	3.34%	4.80%
Total	$4,081,217	4.09%	4.82%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.37%
2033	43,500	3.64%	4.34%
Total	$53,050	3.61%	4.35%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.15%
2033	43,500	3.64%	5.01%
Total	$53,050	3.61%	5.04%

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

11. Mortgage Servicing Rights

The Company owned MSRs as of September 30, 2025 and December 31, 2024 resulting from the sale of loans Constructive originates with servicing retained, distributions received from Constructive prior to July 15, 2025 or purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 17) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands). The Company did not have MSRs during the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Balance at beginning of period	$19,449	$21,003
Additions:
MSRs received from equity investment in Constructive	3,405	3,405
MSRs acquired through business combination	141	141
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(506)	(1,088)
Other changes in fair value, including runoff	(593)	(1,565)
Balance at end of period	$21,896	$21,896

The following table presents the components of servicing fee income recognized during the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands). Servicing fee income is included in other income (loss) on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Servicing fees	$1,290	$3,755
Prepayment fees	657	2,052
Ancillary and other fee income (1)	52	145
Servicing fee income	$1,999	$5,952

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.2 million and $0.6 million related to MSRs during the three and nine months ended September 30, 2025, respectively, which is included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

12. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Restricted cash (1)	$112,430	$161,602
Accrued interest receivable	72,887	62,075
Real estate owned	42,669	47,651
Collections receivable from residential loan servicers	34,082	50,294
Other receivables	30,096	27,776
Mortgage servicing rights	21,896	21,003
Intangible assets	17,882	252
Other assets in consolidated multi-family properties	16,101	16,640
Recoverable advances on residential loans	14,589	17,391
Receivables from derivative counterparties	11,500	11,059
Deferred tax assets	9,373	10,864
Operating lease right-of-use assets	4,571	5,460
Derivative assets (2)	2,612	56
Other	7,492	5,751
Total	$398,180	$437,874

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Accrued interest payable	$56,128	$41,015
Dividends and dividend equivalents payable	35,891	30,280
Accrued expenses	19,319	11,141
Margin payable to derivative counterparties	13,322	8,137
Accrued expenses and other liabilities in consolidated multi-family properties	10,563	10,621
Unfunded commitments for residential and multi-family investments	8,729	14,001
Deferred tax liabilities	7,802	9,282
Deferred revenue	6,976	5,817
Operating lease liabilities	4,972	5,935
Advanced remittances from residential loan servicers	2,926	7,029
Holdback for representations and warranties	2,500	—
Derivative liabilities	121	—
Other	4,614	4,354
Total	$173,863	$147,612

13. Repurchase Agreements and Warehouse Facilities

The following table presents the carrying value of the Company's repurchase agreements and warehouse facilities as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Repurchase Agreements and Warehouse Facilities Secured By:	September 30, 2025	December 31, 2024
Investment securities	$6,100,691	$3,516,611
Residential loans and real estate owned	217,612	428,399
Residential loans held for sale	97,290	—
Single-family rental properties	65,479	67,215
Total carrying value	$6,481,072	$4,012,225

As of September 30, 2025, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of September 30, 2025, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of September 30, 2025, the Company had $180.9 million included in cash and cash equivalents and $459.6 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at September 30, 2025 (dollar amounts in thousands):

Unencumbered Securities	September 30, 2025
Agency RMBS	$423,418
Non-Agency RMBS (1)	34,417
U.S. Treasury securities	1,798
Total	$459,633

(1)Includes IOs in Consolidated SLST with a fair value of $11.9 million as of September 30, 2025. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $57.7 million at September 30, 2025.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements or warehouse facilities with eight financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements or warehouse facilities and associated assets pledged as collateral at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2025	$3,225,000	$380,692	$(311)	$380,381	$474,220	6.37%	5.56
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Costs related to repurchase agreements, which include commitment, underwriting, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the agreement using the effective interest method, or straight line-method, if the result is not materially different.
(2)Includes residential loans and real estate owned with an aggregate carrying value of $252.9 million, residential loans held for sale with an aggregate carrying value of $102.8 million and single-family rental properties with a net carrying value of $118.5 million as of September 30, 2025. Includes residential loans and real estate owned with an aggregate carrying value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(3)The Company expects to either roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The outstanding financing under these repurchase agreements and warehouse facilities as of September 30, 2025 is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default.

The Company’s accrued interest payable on outstanding repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties at September 30, 2025 and December 31, 2024 amounted to $2.8 million and $2.5 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of September 30, 2025, the Company's repurchase agreements and warehouse facilities contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of September 30, 2025 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of September 30, 2025 and December 31, 2024, the Company had amounts outstanding under repurchase agreements with 12 counterparties and nine counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)
Agency RMBS	$5,903,078	$6,136,353	$6,055,555	$2,830,925	$2,975,400	$2,995,820
Non-Agency RMBS (2)	18,482	27,662	27,073	50,622	67,352	64,375
U.S. Treasury securities	179,131	181,390	179,745	635,064	633,833	669,447
Balance at end of the period	$6,100,691	$6,345,405	$6,262,373	$3,516,611	$3,676,585	$3,729,642

(1)Collateral pledged includes restricted cash posted as margin in the amount of $0.7 million and $11.8 million as of September 30, 2025 and December 31, 2024, respectively.

(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $22.0 million and $20.6 million as of September 30, 2025 and December 31, 2024, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of September 30, 2025 and December 31, 2024, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.4% and 96.0%, respectively, that implies an average "haircut" of 3.6% and 4.0%, respectively. As of September 30, 2025, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.6%, 34.5%, and 1.7%, respectively.

As of September 30, 2025 and December 31, 2024, the average days to maturity for repurchase agreements secured by investment securities were 41 days and 26 days, respectively, and the weighted average interest rates were 4.43% and 4.84%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at September 30, 2025 and December 31, 2024 amounted to $39.5 million and $28.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Contractual Maturity	September 30, 2025	December 31, 2024
Within 30 days	$2,212,518	$2,103,332
Over 30 days to 90 days	3,225,562	1,413,279
Over 90 days	662,611	—
Total	$6,100,691	$3,516,611

14. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,074,080	$1,016,952	3.36%	2059 - 2065
Residential loan securitizations at fair value (4)	2,148,070	2,118,581	5.34%	2029 - 2069
Residential loan securitizations at amortized cost, net	376,200	375,164	3.73%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	66,742	66,762	7.38%	2064
Total collateralized debt obligations	$3,665,092	$3,577,459

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	1,281,896	1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	850,547	842,764	4.35%	2027 - 2062
Non-Agency RMBS re-securitization at fair value (4)	70,867	70,757	7.38%	2064
Total collateralized debt obligations	$3,070,314	$2,978,444

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of September 30, 2025, CDOs with an aggregate outstanding face amount of $2.0 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and nine months ended September 30, 2025, the Company recognized $8.8 million and $20.9 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized $19.5 million and $18.0 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of September 30, 2025 had stated maturities as follows:

Year ending December 31,	Total
2025	$—
2026	—
2027	—
2028	—
2029	225,000
Thereafter	3,440,092
Total	$3,665,092

15. Debt

Senior Unsecured Notes

On July 8, 2025, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.875% Senior Notes due 2030 (the "9.875% 2030 Senior Notes") in an underwritten public offering. The total proceeds to the Company from the offering of the 9.875% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million. On August 22, 2025, the Company issued an additional $25.0 million in aggregate principal amount of the 9.875% 2030 Senior Notes in a registered direct offering. The total proceeds to the Company from the registered direct offering of the 9.875% 2030 Senior Notes, after deducting offering expenses, were approximately $24.8 million.

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

The 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
9.875% 2030 Senior Notes at fair value	$115,000	$115,745	$—	$—
9.125% 2030 Senior Notes at fair value	82,500	82,121	—	—
2029 Senior Notes at fair value	60,000	59,724	60,000	60,310
2026 Senior Notes at amortized cost, net	100,000	99,275	100,000	98,886
Total Senior Unsecured Notes	$357,500	$356,865	$160,000	$159,196

9.875% 2030 Senior Notes

The 9.875% 2030 Senior Notes bear interest at a rate equal to 9.875% per year, payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2025, and mature on October 1, 2030, unless earlier redeemed. The Company may redeem the 9.875% 2030 Senior Notes, in whole or in part, at any time at the Company’s option on or after October 1, 2027, at a redemption price equal to 100% of the outstanding principal amount of the 9.875% 2030 Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Company has elected the fair value option with respect to the 9.875% 2030 Senior Notes. None of the change in the fair value of the 9.875% 2030 Senior Notes for the three and nine months ended September 30, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $0.7 million in net unrealized losses on the 9.875% 2030 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

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

The Company has elected the fair value option with respect to the 9.125% 2030 Senior Notes. None of the change in the fair value of the 9.125% 2030 Senior Notes for the three and nine months ended September 30, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $2.9 million in net unrealized losses and $0.4 million in net unrealized gains on the 9.125% 2030 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

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

The Company has elected the fair value option with respect to the 2029 Senior Notes. None of the change in the fair value of the 2029 Senior Notes for the three and nine months ended September 30, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $1.6 million in net unrealized losses and $0.6 million in net unrealized gains on the 2029 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

2026 Senior Notes

As of September 30, 2025, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. On June 12, 2025, the Company completed a consent solicitation from holders of the 2026 Senior Notes to amend the indenture pursuant to which such notes were issued to modify a covenant related to Company leverage. Costs related to the original issuance of the 2026 Senior Notes, which include underwriting, legal, accounting and other fees, are reflected as deferred charges. Additionally, consent fees paid to bondholders related to the amendment of the indenture for the 2026 Senior Notes are included in deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $0.7 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.73%. Third-party expenses related to the aforementioned consent solicitation in the amount of $0.5 million are included in financing transaction costs in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

As of September 30, 2025, the Company's 2026 Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of September 30, 2025 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of September 30, 2025, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 4, 2025, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of September 30, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the nine months ended September 30, 2024, one entity in which the Company held a joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments was deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investment in the entity, which resulted in the de-consolidation of the mortgage payable subject to the debt restructuring agreement as of December 31, 2024.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
September 30, 2025	$364,147	$364,147	$(1,400)	$362,747	2026 - 2032	4.42%
December 31, 2024	368,158	368,158	(1,552)	366,606	2026 - 2032	4.48%

(1)The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of September 30, 2025, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2025	$—
2026	125,626
2027	—
2028	—
2029	280,068
2030	197,500
Thereafter	163,453
$766,647

16. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2025, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of September 30, 2025, the Company had commitments to fund up to $160.5 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment. In addition, Constructive had short-term commitments to originate business purpose loans in the amount of $143.8 million as of September 30, 2025.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to secondary market investors, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2025.

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

b.Residential Loans Held in Consolidated SLST – Residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST based on the fair value of the CDOs issued by the respective securitizations and its investment in the securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

c.Residential Loans, Residential Loans Held in Securitization Trusts and Residential Loans Held For Sale – The Company’s acquired residential loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for residential loans is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. The valuation approach depends on whether the residential loan is considered performing, re-performing or non-performing at the date the valuation is performed.

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

The fair value of certain originated loans, including those held for sale, is determined using non-binding investor prices obtained through an established loan trading process. Investors provide loan-level pricing indications based on market conditions and underlying loan characteristics, which are received through a competitive bidding process. These fair value measurements are classified as Level 3 within the fair value hierarchy.

d.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

f.Derivative Instruments – The Company's interest rate swaps, credit default swaps and futures are classified as Level 2 fair values and are measured using valuations reported by the respective central clearing houses. The derivatives are presented net of variation margin payments pledged or received.

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

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, futures, interest rate cap agreements, option contracts and TBAs. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

The fair value of the Company's IRLCs is determined using an internal pricing model that incorporates market pricing for residential loans with similar characteristics to the underlying loans of IRLCs and the probability that the loans will fund under the terms of the commitment (the “pull-through rate”). Both the market pricing for similar residential loans and the pull-through rate are significant unobservable inputs, therefore the Company's IRLCs are classified as Level 3 in the fair value hierarchy.

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

i.Senior unsecured notes – The Company's 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$6,628,003	$—	$6,628,003	$—	$3,136,812	$—	$3,136,812
Non-Agency RMBS	—	28,174	—	28,174	—	69,687	—	69,687
U.S. Treasury securities	—	182,538	—	182,538	—	622,045	—	622,045
Residential loans:
Residential loans	—	—	308,422	308,422	—	—	632,266	632,266
Consolidated SLST	—	—	1,182,599	1,182,599	—	—	965,672	965,672
Residential loans held in securitization trusts	—	—	2,660,626	2,660,626	—	—	2,243,800	2,243,800
Residential loans held for sale	—	—	105,036	105,036	—	—	—	—
Multi-family loans	—	—	68,647	68,647	—	—	86,192	86,192
Equity investments	—	—	28,825	28,825	—	—	113,492	113,492
Derivative assets:
Interest rate caps (1) (2)	—	150	—	150	—	56	—	56
Options (2)	—	79	—	79	—	—	—	—
IRLCs (2)	—	—	2,383	2,383	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Futures (2) (4)	—	—	—	—	—	—	—	—
MSRs (2)	—	—	21,896	21,896	—	—	21,003	21,003
Assets of disposal group held for sale (3)	—	—	—	—	—	67	—	67
Total	$—	$6,838,944	$4,378,434	$11,217,378	$—	$3,828,667	$4,062,425	$7,891,092
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$1,016,952	$1,016,952	$—	$—	$811,591	$811,591
Residential loan securitizations	—	2,118,581	—	2,118,581	—	1,253,332	—	1,253,332
Non-Agency RMBS re-securitization	—	66,762	—	66,762	—	70,757	—	70,757
Senior unsecured notes	—	257,590	—	257,590	—	60,310	—	60,310
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Futures (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
TBAs (2)	—	121	—	121	—	—	—	—
Total	$—	$2,443,054	$1,016,952	$3,460,006	$—	$1,384,399	$811,591	$2,195,990

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(3)Includes interest rate caps classified as Level 2 instruments in the amount of $0.1 million as of December 31, 2024.
(4)All of the Company’s interest rate swaps, credit default swaps and futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative liabilities of $71.0 million netted against derivative assets of $6.9 million and a net variation margin of $64.1 million as of September 30, 2025. Includes derivative liabilities of $19.9 million netted against derivative assets of $64.9 million and a variation margin of $45.0 million as of December 31, 2024. See Note 10 for additional information.
The following tables detail changes in valuation for the Level 3 assets for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Assets:

	For the Three Months Ended September 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential Loans Held for Sale	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	IRLCs	Total
Balance at beginning of period	$367,089	$1,199,383	$2,459,555	$—	$74,999	$91,440	$500	$19,449	$—	$4,212,415
Total gains/(losses) (realized/unrealized)										—
Included in earnings	8,813	7,677	13,354	8,824	2,224	(1,582)	—	(1,099)	(1,919)	36,292
Transfers in (1)	580	—	—	145,748	—	—	—	141	4,302	150,771
Transfers out (2)	(4,014)	—	(6,670)	—	—	(33,759)	—	—	—	(44,443)
Transfer to securitization trust, net (3)	(442,741)	—	442,741	—	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	213,811			(213,811)
Paydowns/Distributions (4)	(41,743)	(24,461)	(280,146)	(137)	(8,576)	(27,274)	—	3,405	—	(378,932)
Sales	(121,221)	—	(6,945)	(218,031)	—	—	(500)	—	—	(346,697)
Acquisitions	327,848	—	38,737	—	—	—	—	—	—	366,585
Originations	—	—	—	382,443	—	—	—	—	—	382,443
Balance at the end of period	$308,422	$1,182,599	$2,660,626	$105,036	$68,647	$28,825	$—	$21,896	$2,383	$4,378,434

(1)Transfers into Level 3 include residential loans, residential loans held for sale, MSRs and IRLCs consolidated by the Company following its acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 24).
(2)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned assets and the consolidation of Constructive resulting from the Company's acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 24)
(3)During the three months ended September 30, 2025, the Company transferred, on a net basis, certain residential loans into residential loan revolver securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(4)Includes in-kind distribution of MSRs received from the Company's Constructive equity investment prior to acquisition on July 15, 2025.

	For the Three Months Ended September 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$667,218	$1,004,944	$1,831,029	$92,997	$142,915	$3,739,103
Total gains/(losses) (realized/unrealized)
Included in earnings	14,397	26,939	44,079	2,887	6,054	94,356
Transfers out (1)	(25,064)	—	(1,513)	—	—	(26,577)
Transfer to securitization trust, net (2)	(354,169)	—	354,169	—	—	—
Paydowns/Distributions	(77,187)	(23,300)	(190,645)	(8,270)	(2,136)	(301,538)
Sales	(117,915)	—	—	—	—	(117,915)
Acquisitions	593,575	—	30,587	—	—	624,162
Balance at the end of period	$700,855	$1,008,583	$2,067,706	$87,614	$146,833	$4,011,591

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned and the consolidation of Constructive resulting from the Company's acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 24).
(2)During the three months ended September 30, 2024, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	For the Nine Months Ended September 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential Loans Held for Sale	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	IRLCs	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$—	$86,192	$113,492	$—	$21,003	$—	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	15,592	35,429	50,338	8,824	7,447	580	—	(2,653)	(1,919)	113,638
Transfers in (1)	580	—	—	145,748	—	—	—	141	4,302	150,771
Transfers out (2)	(30,740)	—	(10,540)	—	—	(33,759)	—	—	—	(75,039)
Transfer to securitization trust, net (3)	(1,127,837)	—	1,127,837	—	—	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	—	(500)	500	—	—	—
Transfer from residential loans held for sale to residential loans	213,811	—	—	(213,811)	—	—	—	—	—	—
Paydowns/Distributions (4)	(162,548)	(65,907)	(862,024)	(137)	(24,992)	(50,988)	—	3,405	—	(1,163,191)
Sales	(151,894)	—	(13,222)	(218,031)	—	—	(500)	—	—	(383,647)
Acquisitions (5)	919,192	247,405	124,437	—	—	—	—	—	—	1,291,034
Originations	—	—	—	382,443	—	—	—	—	—	382,443
Balance at the end of period	$308,422	$1,182,599	$2,660,626	$105,036	$68,647	$28,825	$—	$21,896	$2,383	$4,378,434

(1)Transfers into Level 3 include residential loans, residential loans held for sale, MSRs and IRLCs consolidated by the Company following its acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 24).
(2)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned assets and the consolidation of Constructive resulting from the Company's acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 24).
(3)During the nine months ended September 30, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(4)Includes in-kind distribution of MSRs received from the Company's Constructive equity investment prior to acquisition on July 15, 2025.
(5)During the nine months ended September 30, 2025, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	For the Nine Months Ended September 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$3,327,211
Total gains/(losses) (realized/unrealized)
Included in earnings	15,554	24,250	38,841	3,404	10,124	92,173
Transfers out (1)	(66,065)	—	(5,283)	—	—	(71,348)
Transfer to securitization trust, net (2)	(987,452)	—	987,452	—	—	—
Paydowns/Distributions	(223,643)	(55,584)	(521,018)	(11,582)	(10,407)	(822,234)
Sales	(143,125)	—	(6,708)	—	—	(149,833)
Acquisitions (3)	1,278,051	285,057	72,514	—	—	1,635,622
Balance at the end of period	$700,855	$1,008,583	$2,067,706	$87,614	$146,833	$4,011,591

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the nine months ended September 30, 2024, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the nine months ended September 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

The following tables details change in valuation for the Level 3 liabilities for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	For the Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$1,031,897	$844,032
Total losses/(gains) (realized/unrealized)
Included in earnings	6,284	20,638
Paydowns	(21,229)	(18,859)
Balance at the end of period	$1,016,952	$845,811

	Consolidated SLST CDOs
	For the Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$811,591	$593,737
Total losses/(gains) (realized/unrealized)
Included in earnings	25,992	20,498
Acquisitions (1)	235,226	275,200
Paydowns	(55,857)	(43,624)
Balance at the end of period	$1,016,952	$845,811

(1)During the nine months ended September 30, 2025 and 2024, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

September 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, residential loans held in securitization trusts and residential loans held for sale: (1)
	$2,807,775	Discounted cash flow	Lifetime CPR	9.6%	—	-	47.0%
			Lifetime CDR	0.6%	—	-	33.7%
			Loss severity	13.2%	0.2%	-	100.0%
			Yield	6.7%	5.4%	-	45.9%

	$106,622	Liquidation model	Annual home price appreciation/(depreciation)	0.2%	(1.5)%	-	7.1%
			Liquidation timeline (months)	16	—	-	54
			Property value	$2,020,758	$30,000	-	$13,900,000
			Yield	8.3%	5.9%	-	35.6%

	$159,687	Transaction price	Non-binding investor price	N/A

Consolidated SLST (4)	$1,182,599		Liability price	N/A

Total	$4,256,683

Multi-family loans (1) (2)	$68,647	Discounted cash flow	Discount rate	12.1%	11.0%	-	13.5%
			Months to assumed redemption	22	<1	-	45
			Loss severity	—

Equity investments (1)	$28,825	Discounted cash flow	Discount rate	16.2%	15.0%	-	17.5%
			Months to assumed redemption	16	5	-	29
			Loss severity	—

Mortgage servicing rights (1)	$21,896	Discounted cash flow	Lifetime voluntary prepayment rate	10.3%	0.3%	-	27.5%
			Lifetime CDR	2.2%	—	-	41.8%
			Yield	12.2%	12.0%	-	14.0%

IRLCs (1)	$2,383	Internal valuation model	Pull-through rate	79.4%	78.8%	-	81.7%

Liabilities
Consolidated SLST CDOs (3) (4)	$1,016,952	Discounted cash flow	Yield	5.2%	4.4%	-	12.3%
			Collateral prepayment rate	6.1%	2.7%	-	7.3%
			Collateral default rate	1.1%	—	-	18.4%
			Loss severity	15.4%	0.3%	-	25.7%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)As of September 30, 2025, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan. As of September 30, 2025, the Company had one multi-family loan scheduled to redeem on October 3, 2025, which was repaid in full on the scheduled redemption date.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At September 30, 2025, the fair value of investment securities we own in Consolidated SLST amounts to $158.8 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2025 and 2024, respectively, for our Level 3 assets and liabilities held as of September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Assets
Residential loans:
Residential loans (1)	$1,110	$2,305	$(3,557)	$(3,768)
Consolidated SLST (1)	7,395	28,655	37,100	27,855
Residential loans held in securitization trusts (1)	16,774	42,170	50,064	34,918
Residential loans held for sale (1)	2,552	—	2,552	—
Multi-family loans (1)	123	176	479	(4,613)
Equity investments (2)	(2,860)	(1,097)	(2,368)	(7,677)
IRLCs	2,383	—	2,383	—
Mortgage servicing rights (1)	(1,019)	—	(2,573)	—
Liabilities
Consolidated SLST CDOs (1)	(4,955)	(21,902)	(25,875)	(20,596)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$185,285	$185,285	$167,422	$167,422
Investment securities available for sale	Level 2	6,838,715	6,838,715	3,828,544	3,828,544
Residential loans	Level 3	4,151,647	4,151,647	3,841,738	3,841,738
Residential loans held for sale	Level 3	105,036	105,036	—	—
Multi-family loans	Level 3	68,647	68,647	86,192	86,192
Equity investments	Level 3	28,825	28,825	113,492	113,492
Derivative assets	Level 2	229	229	56	56
IRLCs	Level 3	2,383	2,383	—	—
Derivative assets in disposal group held for sale	Level 2	—	—	67	67
Mortgage servicing rights	Level 3	21,896	21,896	21,003	21,003
Financial Liabilities:
Repurchase agreements	Level 2	6,481,072	6,481,072	4,012,225	4,012,225
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	375,164	359,892	842,764	818,482
Residential loan securitizations at fair value	Level 2	2,118,581	2,118,581	1,253,332	1,253,332
Consolidated SLST	Level 3	1,016,952	1,016,952	811,591	811,591
Non-Agency RMBS re-securitization	Level 2	66,762	66,762	70,757	70,757
Subordinated debentures	Level 3	45,000	40,108	45,000	38,918
Derivative liabilities	Level 2	121	121	—	—
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	99,275	98,957	98,886	98,632
Senior unsecured notes at fair value	Level 2	257,590	257,590	60,310	60,310
Mortgages payable on real estate	Level 3	362,747	354,629	366,606	347,915
Mortgages payable on real estate in disposal group held for sale	Level 3	—	—	93,370	93,370

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

18. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,385,674 and 22,164,414 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

September 30, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	11.008%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,343,151	177,697	183,579	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	7.875%
Series F	7,750,000	5,740,209	138,418	143,505	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,973,736	71,585	74,343	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,164,414	$535,445	$554,110

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2024 through September 30, 2025:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
September 15, 2025	October 1, 2025	October 15, 2025	$0.50	$0.703299100	$0.4296875	$0.43750
June 12, 2025	July 1, 2025	July 15, 2025	0.50	0.691771300	0.4296875	0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750
December 10, 2024	January 1, 2025	January 15, 2025	0.50	0.4921875	0.4296875	0.43750
September 19, 2024	October 1, 2024	October 15, 2024	0.50	0.4921875	0.4296875	0.43750
June 18, 2024	July 1, 2024	July 15, 2024	0.50	0.4921875	0.4296875	0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,307,776 and 90,574,996 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase shares of its common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share.

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

As of September 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2024 through September 30, 2025:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2025	September 15, 2025	September 25, 2025	October 30, 2025	$0.23
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20
Fourth Quarter 2024	December 10, 2024	December 20, 2024	January 23, 2025	0.20
Third Quarter 2024	September 19, 2024	September 30, 2024	October 28, 2024	0.20
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

During the three months ended September 30, 2025, the Company issued 45,765 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.64 per share, resulting in total net proceeds to the Company of approximately $1.1 million. During the nine months ended September 30, 2025, the Company issued 221,260 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.19 per share, resulting in total net proceeds to the Company of approximately $5.1 million. There were no shares of Preferred Stock issued under the Prior Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2024. As of September 30, 2025, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and nine months ended September 30, 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

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

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$44,820	$42,849	$95,522	$(30,640)
Less: Preferred Stock dividends	(12,118)	(10,439)	(36,021)	(31,317)
Net income (loss) attributable to Company's common stockholders	$32,702	$32,410	$59,501	$(61,957)
Basic weighted average common shares outstanding	90,406	90,582	90,437	90,895
Basic Earnings (Loss) per Common Share	$0.36	$0.36	$0.66	$(0.68)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$44,820	$42,849	$95,522	$(30,640)
Less: Preferred Stock dividends	(12,118)	(10,439)	(36,021)	(31,317)
Net income (loss) attributable to Company's common stockholders	$32,702	$32,410	$59,501	$(61,957)
Weighted average common shares outstanding	90,406	90,582	90,437	90,895
Net effect of assumed PSUs vested	850	—	676	—
Net effect of assumed RSUs and DSUs vested	358	4	239	—
Diluted weighted average common shares outstanding	91,614	90,586	91,352	90,895
Diluted Earnings (Loss) per Common Share	$0.36	$0.36	$0.65	$(0.68)

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

Of the common stock authorized at September 30, 2025, 3,078,294 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 319,934 shares under the 2017 Plan as of September 30, 2025. The Company’s employees have been issued 1,428,253 shares of restricted stock under the 2017 Plan as of September 30, 2025. At September 30, 2025, there were 226,890 shares of non-vested restricted stock outstanding, 2,863,258 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,184,470 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 204,378 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and nine months ended September 30, 2025, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.8 million and $2.4 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the nine months ended September 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	538,159	$10.39	524,570	$13.57
Granted	—	—	342,628	8.23
Vested	(264,338)	11.44	(246,917)	13.90
Forfeited	(46,931)	9.31	(67,772)	10.09
Non-vested shares as of September 30	226,890	$9.39	552,509	$10.50
Restricted stock granted during the period	—	$—	342,628	$8.23

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2025 and 2024, the Company had unrecognized compensation expense of $1.1 million and $3.6 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at September 30, 2025 is expected to be recognized over a weighted average period of 1.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2025 and 2024 was approximately $1.6 million and $2.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the nine months ended September 30, 2025 and 2024, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the nine months ended September 30, 2024 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	939,523	$11.48	905,825	$18.12
Granted	710,132	6.82	384,584	5.72
Vested	—	—	(350,886)	22.31
Forfeited	(218,026)	18.66	—	—
Non-vested target PSUs as of September 30	1,431,629	$8.08	939,523	$11.48

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the nine months ended September 30, 2025. The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the nine months ended September 30, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2025 and 2024, there was $5.1 million and $4.4 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2025 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the PSUs was $1.0 million and $2.7 million for the three and nine months ended September 30, 2025, respectively. Compensation expense related to the PSUs was $1.0 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.

(c) Restricted Stock Units

During the nine months ended September 30, 2025 and 2024, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the nine months ended September 30, 2025 and 2024 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	450,600	$9.59	351,974	$11.65
Granted	1,042,229	5.91	256,389	8.53
Vested	(198,297)	10.24	(157,763)	12.45
Forfeited	(110,062)	6.17	—	—
Non-vested RSUs as of September 30	1,184,470	$6.56	450,600	$9.59

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the nine months ended September 30, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. During the nine months ended September 30, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2025 and 2024, there was $5.3 million and $2.9 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2025 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the RSUs was $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. Compensation expense related to the RSUs was $0.6 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.

(d) Deferred Stock Units

During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Under the 2017 Plan, each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

The DSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the DSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the DSU to which such DER relates. Upon vesting of the DSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding DSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the nine months ended September 30, 2025 were settled in cash.

A summary of the activity of the DSU awards under the 2017 Plan for the nine months ended September 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	110,772	$6.50	—	$—
Granted	112,068	6.96	110,772	6.50
Vested	(110,772)	6.50	—	—
Non-vested DSUs as of September 30	112,068	$6.96	110,772	$6.50

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. During the nine months ended September 30, 2025, 110,772 DSUs vested at a fair value of $0.8 million on the vesting date, of which 18,462 shares of common stock were issued at a fair value of $0.1 million. 92,310 common shares remain reserved for issuance in connection with vested DSUs as of September 30, 2025.

As of September 30, 2025 and 2024, there was $0.5 million and $0.6 million of unrecognized compensation cost related to the non-vested portion of the DSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the DSUs at September 30, 2025 is expected to be recognized over a weighted average period of 0.7 years. Compensation expense related to the DSUs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Compensation expense related to the DSUs was $0.1 million for the three and nine months ended September 30, 2024.

21. Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit) expense for the three and nine months ended September 30, 2025 and 2024, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax (benefit) expense	$(308)	$—	$178	$163
Deferred income tax expense	10	2,325	11	2,393
Total income tax (benefit) expense	$(298)	$2,325	$189	$2,556

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of September 30, 2025 and December 31, 2024, respectively, are as follows (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward	$8,966	$9,671
Capital loss carryover	20,719	16,259
GAAP/Tax basis differences	9,220	11,346
Deferred tax assets	38,905	37,276
Less: Valuation allowance	(29,532)	(26,412)
Net deferred tax assets (1)	9,373	10,864
Deferred tax liabilities
GAAP/Tax basis differences	7,802	9,282
Deferred tax liabilities (2)	7,802	9,282
Total net deferred tax asset	$1,571	$1,582

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2025, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $40.4 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of September 30, 2025, the Company, through its wholly-owned TRSs, had also incurred approximately $93.4 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2030 if they are not offset by future capital gains.

As of September 30, 2025, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $3.1 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

22. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Investment securities available for sale	$87,565	$44,431	$220,106	$112,785
Residential loans
Residential loans	9,036	16,237	27,694	39,723
Consolidated SLST	14,306	11,002	36,936	28,284
Residential loans held in securitization trusts	43,392	31,833	132,609	88,866
Total residential loans	66,734	59,072	197,239	156,873
Residential loans held for sale	2,149	—	2,149	—
Multi-family loans	2,090	2,646	6,846	7,957
Other	2,095	2,212	4,928	5,412
Total interest income	160,633	108,361	431,268	283,027
Interest expense
Repurchase agreements and warehouse facilities	71,550	52,326	180,063	133,059
Collateralized debt obligations
Consolidated SLST	11,199	7,375	26,592	19,928
Residential loan securitizations	31,478	23,435	94,657	62,462
Non-Agency RMBS re-securitization	1,239	906	3,794	906
Total collateralized debt obligations	43,916	31,716	125,043	83,296
Senior unsecured notes	7,615	3,001	17,160	6,303
Subordinated debentures	966	1,081	2,871	3,225
Total interest expense	124,047	88,124	325,137	225,883
Net interest income	$36,586	$20,237	$106,131	$57,144

23. Other Income

The following table details the components of the Company's other income for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing fee income	$1,999	$—	$5,952	$—
Gain on sale of real estate (1)	74	17,903	10	18,164
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	3,393	—	3,703
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(448)	(1,699)	(448)	(2,391)
Miscellaneous (2)	(146)	118	130	(2,935)
Total other income	$1,479	$19,715	$5,644	$16,541

(1)See Notes 8 and 9 for description of nature of transactions out of which items arose.
(2)During the nine months ended September 30, 2024, the Company recorded a provision for uncollectible receivables for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

24. Business Combination

On July 15, 2025, (the "Acquisition Date"), the Company, through a wholly owned subsidiary, acquired the outstanding ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement, thereby increasing the Company's ownership of Constructive to 100%. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors. In increasing the Company's ownership of Constructive to 100%, the Company bolstered its access to Constructive's proprietary origination channels and third-party distribution network. The results of Constructive's operations have been included in the condensed consolidated financial statements since the Acquisition Date.

The estimated Acquisition Date fair value of the consideration transferred totaled approximately $67.8 million, which consisted of the following (dollar amounts in thousands):

Cash (1)	$31,525
Holdback for representations and warranties (2)	2,500
Fair value of previously held membership interests	33,759
Total consideration transferred	$67,784

(1)Includes initial cash consideration of approximately $31.5 million and a post-closing working capital adjustment of approximately $15.1 thousand which was delivered to the sellers of Constructive on September 24, 2025.
(2)The holdback for representations and warranties in the amount of $2.5 million is to be released to the sellers, net of losses incurred or sustained by the Company related to representation or warranties made by the sellers for conditions that existed as of the Acquisition Date, if any, on January 15, 2027.

Prior to the Acquisition Date, the Company owned 50% of the outstanding ownership interests in Constructive which it accounted for as an equity method investment, utilizing the fair value election (see Note 6). The Acquisition Date fair value of the Company's previously held ownership interest in Constructive was approximately $33.8 million and is included in the measurement of consideration transferred. The Company determined the estimated fair value of its previously held ownership interests in Constructive using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity. Also prior to the Acquisition Date, the Company purchased business purpose loans from Constructive (see Note 6).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the Acquisition Date (dollar amounts in thousands). The membership interest purchase agreement included a post-closing working capital adjustment that was calculated as approximately $15.1 thousand and was settled with the sellers of Constructive on September 24, 2025. The holdback for representations and warranties described above will be settled with the sellers of Constructive after the Acquisition Date. The Company has also engaged a third party specialist for valuations of certain intangible assets. Thus, the provisional measurements of assets and liabilities are subject to change.

Cash	$10,670
Residential loans	580
Residential loans held for sale	145,748
Restricted cash (1)	4,122
Other assets	8,982
Intangible assets (1)	18,000
Total identifiable assets acquired	$188,102

Repurchase agreements and warehouse facilities	$135,817
Other liabilities	6,897
Total liabilities assumed	$142,714

Net identifiable assets acquired	$45,388
Goodwill	$22,396
Net assets acquired	$67,784

(1)Included in other assets on the condensed consolidated balance sheets.

The approximately $18.0 million of identified intangible assets were recognized at estimated fair value on the Acquisition Date. Intangible assets haven been provisionally assigned as shown in the following table (dollar amounts in thousands). As noted earlier, the fair values of the acquired identifiable intangible assets are provisional pending final valuations for these assets.

Intangible asset	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value at September 30, 2025	Amortization Period (Years)
Customer relationships	$17,000	$(354)	$16,646	10
Trade name	1,000	(19)	981	11
Total identified intangible assets (weighted average amortization period)	$18,000	$(373)	$17,627	10.06

During the three and nine months ended September 30, 2025, the Company recognized $0.4 million of amortization expense related to these intangible assets, which is included in general and administrative expenses on the Company's condensed consolidated statements of operations. The estimated amortization expense related to the acquired identifiable intangible assets is as follows (dollar amounts in thousands):

	Amortization expense for
Year Ending December 31,	Customer relationships	Trade name
2026	$1,700	$91
2027	$1,700	$91
2028	$1,700	$91
2029	$1,700	$91
2030	$1,700	$91

The $22.4 million of goodwill recognized is attributable primarily to the expected benefits arising from synergies with the Company's existing operations, the assembled workforce of Constructive and the anticipated growth opportunities from expanding the Company's business purpose lending platform and is assigned to the Constructive reporting unit (see Note 25) for the Company's ongoing evaluation of goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. As of September 30, 2025, there was a change in the recognized amount of goodwill as a result of payment of the post-closing working capital adjustment of approximately $15.1 thousand. As noted earlier, the goodwill recorded is provisional pending final valuations of assets and losses incurred or sustained by the Company related to representation or warranties made by the sellers as of the Acquisition Date. The Company estimates that $20.3 million of goodwill is deductible for tax purposes.

The amount of revenue of Constructive included in the Company's condensed consolidated statements of operations for the period from the Acquisition Date through September 30, 2025 is $14.4 million. The Company recognized acquisition-related costs of approximately $1.3 million, which are included in portfolio operating expenses on the condensed consolidated statements of operations.

The following table presents the pro forma consolidated revenue and net income (loss) attributable to the Company's common stockholders as if Constructive had been included in the consolidated results of the Company for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$151,715	$142,053	$403,443	$242,153
Net income (loss) attributable to Company's common stockholders	$33,787	$30,808	$73,531	$(53,373)

Basic proforma earnings per common share	$0.37	$0.34	$0.81	$(0.59)
Diluted pro forma earnings per common share	$0.37	$0.34	$0.80	$(0.59)

These amounts have been calculated after applying the Company's accounting policies and adjustments for consolidation and amortization that would have been recorded assuming the estimated fair value adjustments to intangible assets had been applied on January 1, 2024. Material, nonrecurring pro forma adjustments directly attributable to the business combination have been included in the pro forma revenue and net income (loss) attributable to the Company's common stockholders shown above as if the transaction occurred on January 1, 2024. These adjustments include acquisition expenses and estimated income tax expense.

25. Segment Reporting

As of September 30, 2025, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as updated in Note 2 in this Quarterly Report on Form 10-Q, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments. The activities within Corporate/Other are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to Constructive, interest expense on senior unsecured notes and subordinated debentures (see Note 15), financing transaction costs unrelated to securitizations and preferred stock dividends.

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets (the “investment portfolio”) in the United States, which includes residential loans, investment securities, multi-family loans and equity investments and single-family rental properties. The Company derives revenues from management of the investment portfolio, including interest income, net income (loss) from real estate and other income. On July 15, 2025, the Company acquired the outstanding 50% ownership interests in Constructive through the consummation of a membership interest purchase agreement. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors that derives revenues from the origination and sale of loans. In the normal course of business, business purpose loans are originated by Constructive and may subsequently be transferred to the investment portfolio segment as whole loans. All business purpose loans are accounted for under the fair value option and amounts transferred between reportable segments are accounted for at fair value at the time of transfer.

The structure of the reportable segments is differentiated by the nature of the business activities, which is consistent with the reporting structure of the Company and the financial information provided to the Company’s chief operating decision maker (“CODM”). The CODM is the Company’s Chief Executive Officer. The operating results of the Company’s investment portfolio and Constructive are regularly reviewed by the CODM based upon segment assets and net income (loss) before income taxes.

The CODM utilizes the information reviewed to evaluate financial performance, benchmark results to those of peers and monitor actual performance against projected performance. Net income (loss) before income taxes is a key determinant of the Company’s book value (calculated as the Company’s stockholders’ equity attributable to common stockholders divided by outstanding common shares), a measure that is used by the CODM to evaluate Company performance overall and with respect to its peers and which is a component of the calculation of management’s compensation. Based upon the inputs discussed above, strategy and financing and capital and resource allocations rely on the determination of the CODM.

Prior to the acquisition of a controlling financial interest in Constructive in July 2025, the Company consisted of a single operating and reporting segment and the condensed consolidated financial statements and notes thereto were a single reportable segment. Accordingly, segment information for prior periods has not been recast. For the three and nine months ended September 30, 2024, the CODM also considered significant, and regularly reviewed, consolidated salaries and benefits expense in the amounts of approximately $8.4 million and $25.2 million, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following tables present financial information by reportable segment for the three and nine months ended September 30, 2025, respectively, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended September 30, 2025
	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$158,421	$2,192	$20	$160,633
Interest expense	113,398	2,068	8,581	124,047
Total net interest income (loss)	45,023	124	(8,561)	36,586

NET LOSS FROM REAL ESTATE:
Rental income	16,600	—	—	16,600
Other real estate income	2,504	—	—	2,504
Total income from real estate	19,104	—	—	19,104
Interest expense, mortgages payable on real estate	5,409	—	—	5,409
Depreciation and amortization	5,936	—	—	5,936
Other real estate expenses	11,637	—	—	11,637
Total expenses related to real estate	22,982	—	—	22,982
Total net loss from real estate	(3,878)	—	—	(3,878)

OTHER INCOME (LOSS):
Realized losses, net	(5,610)	—	—	(5,610)
Unrealized gains (losses), net	60,024	—	(5,172)	54,852
Loss on derivative instruments, net	(10,912)	(1,941)	(153)	(13,006)
Mortgage banking activities, net	—	14,103	—	14,103
(Loss) income from equity investments	(1,642)	—	47	(1,595)
Impairment of real estate	(1,619)	—	—	(1,619)
Other income (loss)	1,479	—	—	1,479
Total other income (loss)	41,720	12,162	(5,278)	48,604

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	463	12,274	10,612	23,349
Portfolio operating expenses	6,040	—	707	6,747
Loan origination costs	—	3,788	—	3,788
Financing transaction costs	4,306	—	3,635	7,941
Total general, administrative and operating expenses	10,809	16,062	14,954	41,825

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	72,056	(3,776)	(28,793)	39,487
Income tax expense (benefit)	12	—	(310)	(298)

NET INCOME (LOSS)	72,044	(3,776)	(28,483)	39,785
Net loss attributable to non-controlling interests	5,035	—	—	5,035
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	77,079	(3,776)	(28,483)	44,820
Preferred stock dividends	—	—	(12,118)	(12,118)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$77,079	$(3,776)	$(40,601)	$32,702

	For the Nine Months Ended September 30, 2025
	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$429,025	$2,192	$51	$431,268
Interest expense	303,038	2,068	20,031	325,137
Total net interest income (loss)	125,987	124	(19,980)	106,131

NET LOSS FROM REAL ESTATE:
Rental income	51,940	—	—	51,940
Other real estate income	8,457	—	—	8,457
Total income from real estate	60,397	—	—	60,397
Interest expense, mortgages payable on real estate	17,298	—	—	17,298
Depreciation and amortization	17,759	—	—	17,759
Other real estate expenses	34,466	—	—	34,466
Total expenses related to real estate	69,523	—	—	69,523
Total net loss from real estate	(9,126)	—	—	(9,126)

OTHER INCOME:
Realized losses, net	(50,481)	—	—	(50,481)
Unrealized gains, net	197,450	—	220	197,670
(Losses) gains on derivative instruments, net	(87,995)	(1,941)	3,162	(86,774)
Mortgage banking activities, net	—	14,103	—	14,103
Income (loss) from equity investments	2,121	—	(1,554)	567
Impairment of real estate	(9,437)	—	—	(9,437)
Other income	5,644	—	—	5,644
Total other income	57,302	12,162	1,828	71,292

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	1,277	12,274	33,998	47,549
Portfolio operating expenses	20,040	—	1,267	21,307
Loan origination costs	—	3,788	—	3,788
Financing transaction costs	6,589	—	7,584	14,173
Total general, administrative and operating expenses	27,906	16,062	42,849	86,817

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	146,257	(3,776)	(61,001)	81,480
Income tax expense	26	—	163	189

NET INCOME (LOSS)	146,231	(3,776)	(61,164)	81,291
Net loss attributable to non-controlling interests	14,231	—	—	14,231
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	160,462	(3,776)	(61,164)	95,522
Preferred stock dividends	—	—	(36,021)	(36,021)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$160,462	$(3,776)	$(97,185)	$59,501

The following table presents the Company's assets by reportable segment as of September 30, 2025, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	Investment Portfolio (1)	Constructive (2)	Corporate/Other	Total
Total Assets	$11,983,324	$224,261	$194,277	$12,401,862

(1)The Company had investments in equity method investees in the amount of approximately $28.8 million as of September 30, 2025 (see Note 6). During the nine months ended September 30, 2025, the Company's expenditures for long-lived assets totaled approximately $6.9 million.
(2)Goodwill in the amount of approximately $22.4 million was allocated to Constructive during the three months ended September 30, 2025 (see Note 24).

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to Adamas Trust, Inc., together with its consolidated subsidiaries, as “Adamas,” “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

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

Investing Activity

During the three months ended September 30, 2025, we continued to expand our investment securities and residential loan portfolios and completed our purchase of the outstanding membership interests in Constructive that were not previously owned. Our investment activity was offset primarily by repayments, residential loan sales and the completion of the disposition of our joint venture equity investments in multi-family properties. The following table presents investment activity for the three months ended September 30, 2025 (dollar amounts in thousands):

	June 30, 2025	Acquisitions/Originations (1)	Repayments (2)	Sales	Transfers/Initial Consolidation (3)	Fair Value Changes and Other (4)	September 30, 2025
Investment securities
Agency RMBS and TBAs (5)	$4,939,963	$1,816,692	$(141,333)	$—	$—	$43,324	$6,658,646
Non-Agency RMBS	39,367	—	(12,507)	—	—	1,314	28,174
U.S. Treasury securities	140,435	39,450	—	—	—	2,653	182,538
Total investment securities available for sale and TBAs	5,119,765	1,856,142	(153,840)	—	—	47,291	6,869,358
Consolidated SLST (6)	160,930	—	(3,531)	—	—	1,392	158,791
Total investment securities	5,280,695	1,856,142	(157,371)	—	—	48,683	7,028,149
Residential loans (7)	2,826,644	525,745	(321,888)	(128,165)	55,231	11,481	2,969,048
Residential loans held for sale	—	382,443	(137)	(218,031)	(68,063)	8,824	105,036
Preferred equity investments, mezzanine loans and equity investments	166,439	—	(19,250)	—	(37,164)	(12,553)	97,472
Equity investments in consolidated multi-family properties (8)	155,581	925	(1,280)	—	—	2,159	157,385
Equity investments in disposal group held for sale (9)	17,386	—	(16,230)	(500)	—	22	678
Single-family rental properties	137,075	294	—	(2,683)	—	(2,702)	131,984
MSRs	19,449	—	—	—	3,546	(1,099)	21,896
Total investments	$8,603,269	$2,765,549	$(516,156)	$(349,379)	$(46,450)	$54,815	$10,511,648

(1)Also includes draws funded for business purpose bridge loans and existing equity investments in consolidated multi-family properties, cost basis of new TBA positions and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)Includes residential loans, residential loans held for sale and mortgage servicing rights resulting from the Company's acquisition on July 15, 2025 of the membership interests in Constructive that were not previously owned by the Company, which resulted in consolidation of Constructive into the Company's financial statements. Also includes in-kind distribution of mortgage servicing rights received from Constructive prior to July 15, 2025.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation and net loss from real estate attributable to the Company.

(5)Includes TBAs that are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of September 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other liabilities on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(6)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of September 30, 2025 and June 30, 2025, respectively, follows (dollar amounts in thousands):

	September 30, 2025	June 30, 2025
Residential loans, at fair value	$1,182,599	$1,199,383
Deferred interest (a)	(6,856)	(6,556)
Less: Collateralized debt obligations, at fair value	(1,016,952)	(1,031,897)
Consolidated SLST investment securities owned by Adamas	$158,791	$160,930

(a)Included in other liabilities on our condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025.

(7)Residential loans include transfers of originated loans from Constructive segment to investment portfolio segment at fair value on the date of transfer.
(8)See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.
(9)The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

General

We are an internally-managed REIT for U.S. federal income tax purposes focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive Loans, LLC ("Constructive"), we also originate business purpose loans for residential real estate investors. On September 3, 2025, we changed our name from New York Mortgage Trust, Inc. to Adamas Trust, Inc.

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

Executive Summary

Since 2023, we have actively repositioned our investment portfolio with the objective of enhancing recurring income for our stockholders. Our investment strategy since that time has focused on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS, and short duration, higher-coupon investments, like business purpose loans. We have also prioritized optimizing our financing structures and expanding our network of originator partnerships to support increased acquisition volumes.

The third quarter of 2025 represented a strategically significant period for the Company. The quarter was marked by our corporate rebranding, acquisition of Constructive, continued earnings growth, record investment activity and further execution of the Company’s capital rotation strategy designed to enhance recurring income, improve portfolio liquidity and strengthen our operating platform.

Net income attributable to common stockholders was $32.7 million, or $0.36 per share, for the quarter ended September 30, 2025. Earnings available for distribution (“EAD”), a non-GAAP financial measure, increased 9% quarter-over-quarter to $0.24 per share, representing the sixth consecutive quarterly increase and a 140% year-over-year improvement. GAAP book value per share as of September 30, 2025 increased 1.0% to $9.20 and adjusted book value per share as of September 30, 2025 rose 1.2% to $10.38, resulting in a quarterly economic return of 3.51% and 3.41% on GAAP book value per share and adjusted book value per share, respectively. Supported by this sustained earnings momentum, our Board of Directors declared a quarterly dividend of $0.23 per share, a 15% increase from the prior quarter, equating to a 13.2% annualized dividend yield as of September 30, 2025.

During the quarter ended September 30, 2025, we achieved the highest level of quarterly investment activity in our history, expanding our investment portfolio by approximately $1.8 billion, or 20%, to $10.4 billion. Total acquisitions of $2.4 billion were primarily concentrated in Agency RMBS and business purpose loans, including $1.8 billion of Agency RMBS and $522 million of business purpose loans. Our disciplined capital allocation continued to emphasize liquidity, stability, and shorter-duration exposure, with Agency RMBS now representing greater than a majority of our capital. We believe this repositioning has enhanced the resilience of our earnings profile and strengthened our ability to navigate evolving market conditions.

On July 15, 2025, we completed the acquisition of the remaining 50% interest in Constructive, resulting in full ownership and consolidation of Constructive’s financial results beginning in the third quarter. Constructive operates in 48 states and originated approximately $1.8 billion of loans over the twelve months ended September 30, 2025, including $439.3 million in the third quarter, a 9% increase from the prior quarter. From July 15, 2025 to September 30, 2025, Constructive generated $14.1 million of mortgage banking income from origination and sale activity and incurred $3.8 million of direct loan origination costs. We believe our integration of Constructive expands the Company's presence in the residential credit ecosystem and establishes a scalable origination platform that we expect will support sustained earnings growth over time.

We also completed several capital markets and financing initiatives during the quarter ended September 30, 2025 designed to support future portfolio growth and further strengthen our balance sheet. During the quarter ended September 30, 2025, we completed two securitizations of residential loans totaling approximately $619.2 million in net proceeds, consisting of a $369.7 million rated securitization of performing and re-performing loans and a $275.3 million rated BPL-Rental securitization. In addition, we issued $115.0 million of 9.875% 2030 Senior Notes, providing additional flexibility to fund new investments. As of September 30, 2025, our Company Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in "Capital Allocation" below) increased to 5.0x and 4.7x, respectively, from 3.8x and 3.6x as of June 30, 2025, primarily reflecting increased Agency RMBS financing, the acquisition and consolidation of Constructive and senior unsecured notes issuance activity.

We completed the wind-down of our multi-family joint venture equity investments during the quarter ended September 30, 2025. As of September 30, 2025, our multi-family exposure was limited to our mezzanine lending portfolio, which continues to perform well, with a 32.4% payoff rate during the quarter and an average occupancy rate of 92% across underlying properties.

Our targeted assets include (i) residential loans, including business purpose loans; (ii) Agency RMBS; (iii) non-Agency RMBS; and (iv) other mortgage-, residential housing-, and credit-related assets, as well as strategic investments in companies from which we purchase, or may in the future purchase our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

Looking ahead, we expect to maintain a disciplined and measured approach to portfolio growth, supported by the integration of Constructive’s origination platform and our continued focus on high-quality, income-producing assets. We believe our current balance sheet, diversified capital sources and expanded origination capacity position us to capitalize on market opportunities, further scale recurring earnings, and enhance long-term stockholder value.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which are driven by numerous factors including changes in interest rates and the supply and demand for mortgage-, housing- and credit-related assets in the marketplace, market volatility, our ability to identify and acquire assets on favorable terms, our ability to dispose of assets from time to time on favorable terms, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, our ability to control operating costs, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Repelling some of the volatility seen during the year, financial markets experienced strong performance in the third quarter of 2025, due in part to significant investment in artificial intelligence, a relative ebb in trade tensions and the first cut to the target range to the federal funds rate in 2025. The Dow Jones Industrial Average finished the third quarter of 2025 up 5.22%, and the Nasdaq Composite Index finished the third quarter of 2025 up 11.24%. Mortgage-related markets experienced volatility and relatively improved performance in the third quarter of 2025. Trade policy and labor market uncertainty, elevated inflation, geopolitical instability and the shutdown of the U.S. federal government following quarter end have cautioned some economic outlooks, with concerns regarding the potential for stagflation persisting. We anticipate that due to ongoing uncertainty related to trade policy, the labor market, inflation and geopolitical instability, markets and the pricing for many of our assets will continue to experience volatility through the end of 2025.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The ongoing shutdown of the U.S. federal government after the end of the third quarter has halted the U.S. government’s publication of certain economic data, including U.S. real gross domestic product (“GDP”). However, the Federal Reserve Bank of Atlanta and the Federal Reserve Bank of New York have each published their own estimates of GDP. The Federal Reserve Bank of Atlanta estimates that GDP grew at an annualized rate of 3.9% in the third quarter of 2025, and the Federal Reserve Bank of New York estimates that GDP grew at an annualized rate of 2.4% in the third quarter of 2025. According to these estimates of third quarter GDP growth, the U.S. economy continued the GDP growth seen in the second quarter when GDP grew at an annualized rate of 3.8%, as compared to the annualized 0.6% GDP contraction in the first quarter of 2025. While, by these estimates, GDP growth remained robust in the third quarter of 2025, inflation remains persistently above the Federal Reserve’s target of two percent, the labor market shows signs of cooling and U.S. trade policy remains volatile. Uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends and the continued independence of the Federal Reserve may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

The U.S. labor market appears to have cooled over the course of the year and into the third quarter, as suggested recently by a number of market commentators. According to the U.S. Department of Labor, the U.S. unemployment rate trended up slightly over the course of the third quarter and was 4.1% at the end of June 2025, 4.2% at the end of July 2025, and 4.3% at the end of August 2025, which represented the highest unemployment rate since October 2021. Due to the U.S. federal government shutdown, the U.S. Department of Labor has not released, and will not release until the federal government is reopened, its report on the employment situation, including the unemployment rate, for September 2025. However, some organizations, including the Federal Reserve Bank of Chicago, have published unemployment rate estimates in the interim, with several estimating the unemployment rate to have held steady at 4.3% at the end of September 2025. Additionally, the number of unemployed persons exceeded the number of available job openings in July 2025. This marked the first time since April 2021 that the number of job openings fell below the number of unemployed persons and further signaled a potential softening in the labor market. The disparity in number of unemployed persons and job openings continued through the end of August 2025, at which time there were 7.4 million unemployed persons and 7.2 million available job openings. Uncertainty with respect to economic and trade policies and higher costs due to inflation, particularly with respect to the construction industry, have been suggested by some market commentators as having contributed to the slackening labor market.

The Federal Reserve raised the target range for the federal funds rate a total of 5.25% in 2022 and 2023, bringing the range to its highest level in over 22 years and holding the range at that level for 14 months. In 2024, the Federal Reserve cut the target range by 100 basis points, in aggregate, and held the rate at that range until September 2025. In September 2025, the Federal Reserve cut the target range for the federal funds rate by 25 basis points, and in October 2025, the Federal Reserve cut the target range for the federal funds rate by another 25 basis points, bringing the target range to its lowest level since 2022. Earlier in the year, the Federal Reserve signaled that three total cuts to the target range may be appropriate in 2025, but following its October meeting, the Federal Reserve cautioned expectations of another rate cut in 2025. In considering additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook, and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its October 2025 statement, the Federal Reserve noted that job gains have slowed this year, the unemployment rate has edged up (but remains low through August) and downside risks to employment rose in recent months. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s September 2025 meeting, Federal Reserve officials’ views of the appropriateness of additional cuts to the target range for the federal funds rate by the end of 2025 are divided. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

Concerns regarding an economic recession – a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research – in the U.S. have abated in recent months, but market observers and the Federal Reserve are closely monitoring the labor market and inflation, among other items, for resurgent indicators of recession risk. Uncertain and evolving U.S. trade policy has also contributed to some market commentators’ concerns for an economic recession. Since the current U.S. administration rolled out “Liberation Day” tariffs in April 2025, including a minimum baseline tariff of 10% on all trading partners and targeted punitive levies on certain countries with the largest U.S. trade deficits, legal challenges and ongoing negotiations with trading partners have led to persistent uncertainty with respect to U.S. trade policy and the specific tariffs that will be imposed on U.S. trading partners and/or certain goods. Tariffs are often considered to be inflationary, including with respect to construction costs, with such higher costs frequently borne by consumers. Higher prices resulting from tariffs may generally lead to a reduction in economic activity, particularly if such increase in prices is not offset by a reduction in interest rates. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the first nine months of 2025, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for July 2025 showed that, on average, home prices increased 1.8% for the 20-City Composite over July 2024. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in August 2025 decreased 0.2% month-over-month, but increased 1.8% year-over-year. NAR also reported that the median existing-home sales price for all housing types in August 2025 was $422,600, up 2.0% from $414,200 in August 2024, which marked the 26th consecutive month of year-over-year price increases. However, the residential real estate market has shown some preliminary signs of potential moderation. NAR notes that total housing inventory as of the end of August 2025 was up 11.7% year-over-year and that the supply of unsold housing inventory sat at 4.6 months as of the end of August 2025, up 0.4 months from August 2024. However, relatively elevated interest rates continue to contribute to affordability challenges for home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.34% as of October 2, 2025, up 0.22% year-over-year. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to RealPage Analytics (“RealPage”), effective rents for professionally managed apartments fell 0.3% in the third quarter of 2025. RealPage noted that, in general, markets located in the South and West of the U.S. experienced the greatest growth in apartment supply in recent years and the deepest rent cuts in the third quarter of 2025 and the past year. Further, Zillow Research forecasts that relatively slower rent growth for both single-family and multi-family rental housing is expected to continue through the end of the year. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the third quarter of 2025 with investment grade spreads finishing 10 basis points lower than the start of the third quarter of 2025 and high-yield spreads finishing 16 basis points lower than the start of the first quarter of 2025. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. From June 2022 until the end of August 2024, the Treasury curve inverted with short term yields greater than long term yields, which was the longest inverted Treasury curve on record. Inversions and subsequent normalizations of this spread are generally considered to be indicators of a recession in the near term, although some market commentators have cautioned against August 2024’s uninversion being such an indicator. On September 30, 2025, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 56 basis points, as compared to a 33 basis point spread on December 31, 2024. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. Through December 1, 2025, the Federal Reserve is expected to continue to shrink its balance sheet by allowing $5 billion of U.S. Treasuries and $35 billion of Agency RMBS to roll off its balance sheet each month. In October 2025, the Federal Reserve announced that it would end the drawdown of its balance sheet by halting the reduction of its holdings of U.S. Treasuries beginning on December 1, 2025 but would continue with the reduction of its holdings of Agency RMBS. As of October 29, 2025, the Federal Reserve held about $6.6 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

In July 2025, the U.S. Congress approved the “One Big Beautiful Bill Act of 2025” (the “OBBBA”), which raised the U.S. debt limit, which is the statutory maximum amount of money that the U.S. government may borrow to meet its existing obligations, by $5 trillion. Previously, uncertainty had existed regarding the debt limit. However, the longer-term impacts of the OBBBA continue to be debated among market commentators.

Since 2008, Fannie Mae and Freddie Mac have fallen under the conservatorship of the FHFA. The current administration is revisiting the idea of taking Fannie Mae and Freddie Mac public, an idea that the current administration had sought to advance in prior years. In October 2025, reports surfaced that investment banks have been in preliminary discussions with the current administration about potential public offerings of Fannie Mae and/or Freddie Mac securities. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the nearly $13 trillion U.S. Home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Third Quarter 2025 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Net income attributable to Company's common stockholders	$32,702	$59,501
Net income attributable to Company's common stockholders per share (basic)	$0.36	$0.66
Earnings available for distribution attributable to Company's common stockholders (1)	$21,991	$60,208
Earnings available for distribution per common share (1)	$0.24	$0.67
Yield on average interest earning assets (1) (2)	6.33%	6.42%
Interest income	$160,633	$431,268
Interest expense	$124,047	$325,137
Net interest income	$36,586	$106,131
Net interest spread (1) (3)	1.50%	1.44%
Book value per common share at the end of the period	$9.20	$9.20
Adjusted book value per common share at the end of the period (1)	$10.38	$10.38
Economic return on book value (4)	3.51%	5.93%
Economic return on adjusted book value (5)	3.41%	6.38%
Dividends per common share	$0.23	$0.63

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

Key Developments During Third Quarter 2025

Investing Activities

•Acquired approximately $1.8 billion of Agency investments with an average coupon of 5.27%.

•Acquired approximately $525.7 million in residential loans with an average gross coupon of 8.81%.

•Exited remaining multi-family joint venture equity investments at their approximate carrying value of $17.0 million.

•Received approximately $26.4 million in proceeds from redemptions of Mezzanine Lending investments.

•Acquired the outstanding 50% ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement.

Financing Activities

•Completed the issuance of $115.0 million in aggregate principal amount of our 9.875% Senior Notes due 2030 in public offerings. The total proceeds to us from the offerings of the notes, after deducting the underwriters' discount and commissions and offering expenses, as applicable, were approximately $111.4 million.

•Completed two securitizations of residential loans, resulting in approximately $619.2 million in net proceeds to us after deducting expenses associated with the transactions. We utilized a portion of the net proceeds to redeem two residential loan securitizations and to repay approximately $270.5 million on outstanding repurchase agreements related to residential loans.

•Increased common stock dividend declared in September 2025 to $0.23 per common share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2025 and December 31, 2024, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands).

At September 30, 2025:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale and TBAs (1)	$6,869,358	$—	$—	$6,869,358
Residential loans	4,096,213	55,434	—	4,151,647
Consolidated SLST CDOs	(1,016,952)	—	—	(1,016,952)
Residential loans held for sale	—	105,036	—	105,036
Multi-family loans	68,647	—	—	68,647
Equity investments	28,825	—	—	28,825
Equity investments in consolidated multi-family properties (2)	157,385	—	—	157,385
Equity investments in disposal group held for sale (3)	678	—	—	678
Single-family rental properties	131,984	—	—	131,984
Mortgage servicing rights	21,835	61	—	21,896
Total investments	10,357,973	160,531	—	10,518,504
Liabilities:
Repurchase agreements, warehouse facilities and TBA cost basis (4)	(6,363,494)	(148,341)	—	(6,511,835)
Collateralized debt obligations
Residential loan securitization CDOs	(2,493,745)	—	—	(2,493,745)
Non-Agency RMBS re-securitization	(66,762)	—	—	(66,762)
Senior unsecured notes	—	—	(356,865)	(356,865)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (5)	104,964	15,400	174,204	294,568
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(54,782)	—	—	(54,782)
Other	122,686	15,410	(53,798)	84,298
Net Company capital allocated	$1,606,840	$65,396	$(281,459)	$1,390,777

Company Recourse Leverage Ratio (6)				5.0	x
Portfolio Recourse Leverage Ratio (7)				4.7	x

(1)Includes implied fair value of outstanding TBAs of $30.6 million. TBAs are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of September 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other liabilities on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).

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
(4)Includes repurchase agreements and warehouse facilities with a carrying value of $6.5 billion and outstanding TBAs with a cost basis of $30.8 million.
(5)Excludes cash in the amount of $4.0 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $112.4 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(6)Represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $1.0 billion, residential loan securitization CDOs amounting to $2.5 billion, non-Agency RMBS re-securitization CDOs amounting to $66.8 million and mortgages payable on real estate totaling $362.7 million as they are non-recourse debt.
(7)Represents the Company's outstanding recourse repurchase agreement and warehouse facility financing and cost basis of outstanding TBAs divided by the Company's total stockholders' equity.

At December 31, 2024:

	Investment Portfolio	Corporate/Other	Total
Investment securities available for sale	$3,828,544	$—	$3,828,544
Residential loans	3,841,738	—	3,841,738
Consolidated SLST CDOs	(811,591)	—	(811,591)
Multi-family loans	86,192	—	86,192
Equity investments	113,492	—	113,492
Equity investments in consolidated multi-family properties (1)	151,210	—	151,210
Equity investments in disposal group held for sale (2)	19,504	—	19,504
Single-family rental properties	142,246	—	142,246
Mortgage servicing rights	21,003	—	21,003
Total investments	7,392,338	—	7,392,338
Liabilities:
Repurchase agreements	(4,012,225)	—	(4,012,225)
Collateralized debt obligations
Residential loan securitization CDOs	(2,096,096)	—	(2,096,096)
Non-Agency RMBS re-securitization	(70,757)	—	(70,757)
Senior unsecured notes	—	(159,196)	(159,196)
Subordinated debentures	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	146,158	178,716	324,874
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(40,675)	—	(40,675)
Other	141,261	(39,804)	101,457
Net Company capital allocated	$1,460,004	$(65,284)	$1,394,720

Company Recourse Leverage Ratio (4)			3.0 x
Portfolio Recourse Leverage Ratio (5)			2.9 x

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

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2025 and 2024, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and nine months ended September 30, 2025 are greater or less than the results from the respective period in 2024. Unless otherwise specified, references in this section to increases or decreases in the “three-month period” refer to the change in results for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 and increases or decreases in the “nine-month period” refer to the change in results for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

The following table presents the main components of our net income (loss) for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Interest income	$160,633	$108,361	$52,272	$431,268	$283,027	$148,241
Interest expense	124,047	88,124	35,923	325,137	225,883	99,254
Total net interest income	36,586	20,237	16,349	106,131	57,144	48,987
Total net loss from real estate	(3,878)	(7,495)	3,617	(9,126)	(36,968)	27,842
Total other income (loss)	48,604	52,875	(4,271)	71,292	(10,527)	81,819
General and administrative expenses	23,349	11,941	11,408	47,549	36,643	10,906
Portfolio operating expenses	6,747	8,531	(1,784)	21,307	23,672	(2,365)
Loan origination costs	3,788	—	3,788	3,788	—	3,788
Financing transaction costs	7,941	2,354	5,587	14,173	10,452	3,721
Income (loss) from operations before income taxes	39,487	42,791	(3,304)	81,480	(61,118)	142,598
Income tax (benefit) expense	(298)	2,325	(2,623)	189	2,556	(2,367)
Net loss attributable to non-controlling interests	5,035	2,383	2,652	14,231	33,034	(18,803)
Net income (loss) attributable to Company	44,820	42,849	1,971	95,522	(30,640)	126,162
Preferred stock dividends	(12,118)	(10,439)	(1,679)	(36,021)	(31,317)	(4,704)
Net income (loss) attributable to Company's common stockholders	32,702	32,410	292	59,501	(61,957)	121,458
Basic earnings (loss) per common share	$0.36	$0.36	$—	$0.66	$(0.68)	$1.34
Diluted earnings (loss) per common share	$0.36	$0.36	$—	$0.65	$(0.68)	$1.33
Interest Income and Interest Expense

Interest income increased in the three- and nine-month periods primarily due to increased investments in Agency RMBS, business purpose loans and additional income from a Consolidated SLST subordinated bond purchased since September 2024. The increases in interest expense in the three- and nine-month periods were due primarily to increases in financing obtained to fund investing activity through repurchase agreements and securitizations, the issuance of senior unsecured notes and additional expense related to CDOs consolidated in connection with the Consolidated SLST subordinated bond purchased since September 2024.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Income from real estate	$19,104	$31,903	$(12,799)	$60,397	$106,446	$(46,049)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(5,409)	(12,676)	7,267	(17,298)	(49,996)	32,698
Depreciation expense on operating real estate	(5,936)	(8,131)	2,195	(17,759)	(30,564)	12,805
Amortization of lease intangibles related to operating real estate	—	—	—	—	(2,378)	2,378
Other real estate expenses	(11,637)	(18,591)	6,954	(34,466)	(60,476)	26,010
Total expenses related to real estate	(22,982)	(39,398)	16,416	(69,523)	(143,414)	73,891
Total net loss from real estate	$(3,878)	$(7,495)	$3,617	$(9,126)	$(36,968)	$27,842
The decrease in net loss from real estate in the three- and nine-month periods was primarily attributable to reductions in expenses resulting from the sale or de-consolidation, since September 30, 2024, of certain multi-family real estate assets owned by entities in which we had joint venture equity investments. Rental income also decreased in these periods due to the aforementioned sales or de-consolidation of multi-family real estate assets.

Other Income (Loss)

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Residential loans and real estate owned	$(5,610)	$(958)	$(4,652)	$(21,130)	$(18,492)	$(2,638)
Investment securities	—	(422)	422	(29,351)	(912)	(28,439)
Total realized losses, net	$(5,610)	$(1,380)	$(4,230)	$(50,481)	$(19,404)	$(31,077)

During the three months ended September 30, 2025, the Company recognized $5.6 million of net realized losses primarily related to losses incurred on foreclosed properties due to lower valuations and losses on discounted payoffs on non-performing business purpose bridge loans. During the three months ended September 30, 2024, the Company recognized $1.0 million of net realized losses on residential loans and real estate owned primarily related to losses incurred on foreclosed properties which were partially offset by net realized gains recognized on the sale and payoff of residential loans. The Company also recognized net realized losses of $0.4 million on write-downs of non-Agency RMBS during the three months ended September 30, 2024.

During the nine months ended September 30, 2025, the Company recognized $50.5 million of net realized losses primarily related to the sale of U.S. Treasury securities, losses incurred on foreclosed properties and losses on discounted payoffs on non-performing business purpose bridge loans. During the nine months ended September 30, 2024, the Company recognized $18.5 million of net realized losses primarily related to losses incurred on foreclosed properties which were partially offset by net realized gains recognized on the sale and payoff of residential loans. The Company also recognized net realized losses of $0.9 million on write-downs of non-Agency RMBS during the nine months ended September 30, 2024.

Unrealized Gains, Net

The following table presents the components of unrealized gains, net recognized for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Residential loans	$19,533	$52,165	$(32,632)	$60,263	$46,929	$13,334
Consolidated SLST	2,440	6,753	(4,313)	11,225	7,259	3,966
CDOs at fair value	(8,839)	(19,533)	10,694	(20,885)	(18,032)	(2,853)
Senior unsecured notes at fair value	(5,172)	(900)	(4,272)	220	(900)	1,120
Preferred equity and mezzanine loan investments	125	213	(88)	591	(4,581)	5,172
Investment securities	47,784	58,251	(10,467)	148,830	10,371	138,459
MSRs	(1,019)	—	(1,019)	(2,574)	—	(2,574)
Total unrealized gains, net	$54,852	$96,949	$(42,097)	$197,670	$41,046	$156,624

Decreases in interest rates in both the three- and nine-month periods continued to have positive impacts on our residential loan and investment securities portfolios to a greater extent than the effect of the same movement in interest rates on our financing reported at fair value.

(Losses) Gains on Derivative Instruments, Net

The following table presents the components of (losses) gains on derivative investments, net for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Unrealized losses on derivative instruments	$(3,392)	$(56,282)	$52,890	$(110,931)	$(5,739)	$(105,192)
Realized (losses) gains on derivative instruments	(9,614)	(4,358)	(5,256)	24,157	9,781	14,376
Total (losses) gains on derivative instruments, net	$(13,006)	$(60,640)	$47,634	$(86,774)	$4,042	$(90,816)

The decrease in losses in the three-month period was primarily driven by changes in interest rates during the period which impact the valuation of our derivative instruments, mainly interest rate swaps. The Company also recognized realized losses on the settlement of derivative instruments during the three-month period.

The increase in losses in the nine-month period was primarily related to decreases in interest rates, which resulted in lower valuations of our interest rate swaps. This was partially offset by net gains realized on contract terminations and net payments received on derivative instruments.

Mortgage Banking Activities, Net

The following table presents the components of mortgage banking activities, net for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Residential loan origination and other fees	$5,511	$—	$5,511	$5,511	$—	$5,511
Gains on residential loans held for sale, net	8,592	—	8,592	8,592	—	8,592
Mortgage banking activities, net	$14,103	$—	$14,103	$14,103	$—	$14,103

The increase in mortgage banking activities in the three- and nine-month periods is primarily related to the consolidation of Constructive.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Preferred return on preferred equity investments accounted for as equity	$1,218	$3,401	$(2,183)	$5,000	$10,440	$(5,440)
Unrealized losses, net on preferred equity investments accounted for as equity	(2,860)	(4,537)	1,677	(2,041)	(5,230)	3,189
Loss from unconsolidated joint venture equity investments in multi-family properties	—	(421)	421	(838)	(4,485)	3,647
Income (loss) from investment in Constructive	47	7,611	(7,564)	(1,554)	9,301	(10,855)
Total (loss) income from equity investments	$(1,595)	$6,054	$(7,649)	$567	$10,026	$(9,459)

The decreases in income from equity investments during the three- and nine-month periods were primarily due to 1) a reduction in our share of income from our equity investment in Constructive, following its consolidation in our financial statements during the third quarter of 2025 and 2) a decrease in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since September 30, 2024. These decreases were partially offset by lower unrealized losses recognized on preferred equity investments accounted for as equity and unconsolidated joint venture equity investments in multi-family properties, reflecting both the impact of redemptions or sales since September 30, 2024 and improved performance of certain remaining underlying properties.

Impairment of Real Estate

The following table presents impairment of real estate for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Impairment of real estate	$(1,619)	$(7,823)	$6,204	$(9,437)	$(48,142)	$38,705

The decreases in impairment of real estate recognized in 2025 can primarily be attributed to the sale or de-consolidation of a significant portion of our multi-family real estate assets since September 30, 2024. Also, during the three and nine months ended September 30, 2025 and 2024, we recognized impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

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

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Servicing fee income	$1,999	$—	$1,999	$5,952	$—	$5,952
Gain on sale of real estate	74	17,903	(17,829)	10	18,164	(18,154)
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	3,393	(3,393)	—	3,703	(3,703)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(448)	(1,699)	1,251	(448)	(2,391)	1,943
Miscellaneous	(146)	118	(264)	130	(2,935)	3,065
Total other income	$1,479	$19,715	$(18,236)	$5,644	$16,541	$(10,897)

The declines in other income during the three- and nine-month periods reflect the elevated levels of other income in the three- and nine-month periods ended September 30, 2024, which was driven by gains recognized on the sales of certain multi-family properties in consolidated joint venture equity investments and sale of our membership interests in consolidated joint venture equity investments during those 2024 periods. Other income for the three- and nine-month periods ended September 30, 2025 benefitted from servicing fee income related to mortgage servicing rights acquired in late 2024. Additionally, miscellaneous income increased in the nine-month period due to a provision for uncollectible receivables that was recorded in the prior year period. The provision is related to asset management expenses incurred on a non-accrual multi-family loan which exceeded the anticipated redemption proceeds.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, loan origination costs and financing transaction costs for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$17,214	$8,736	$8,478	$34,758	$26,340	$8,418
Professional fees	1,719	1,212	507	4,156	4,327	(171)
Other	4,416	1,993	2,423	8,635	5,976	2,659
Total general and administrative expenses	$23,349	$11,941	$11,408	$47,549	$36,643	$10,906

The increases in general and administrative expenses in the three- and nine-month periods are primarily related to the consolidation of Constructive.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Portfolio operating expenses	$6,747	$8,531	$(1,784)	$21,307	$23,672	$(2,365)

The decreases in portfolio operating expenses in the three- and nine-month periods are primarily related to decreased expenses related to the management of the business purpose loan portfolio, partially offset by increases in residential loan servicing fees driven by growth in the size of the loan portfolio since September 30, 2024.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Loan origination costs	$3,788	$—	$3,788	$3,788	$—	$3,788

The increases in loan origination expenses in the three- and nine-month periods are related to the consolidation of Constructive.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Financing Transaction Costs
Securitization transaction costs	$4,306	$2,354	$1,952	$6,590	$7,972	$(1,382)
Senior unsecured notes transaction costs	3,635	—	3,635	7,293	2,480	4,813
Equity transaction costs	—	—	—	290	—	290
Total financing transaction costs	$7,941	$2,354	$5,587	$14,173	$10,452	$3,721

Financing transaction costs increased in the three- and nine-month periods as a result of increased debt issuances in 2025 as compared to 2024. Senior unsecured notes transaction costs recognized in the three months ended September 30, 2025 are related to the issuance of the 9.875% 2030 Senior Notes.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$32,702	$32,410	$292	$59,501	$(61,957)	$121,458
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	(4)
TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	—	4	(4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$32,702	$32,410	$292	$59,501	$(61,953)	$121,454

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of September 30, 2025, all of the Company's investment securities are accounted for using the fair value option.

Segment Information

As of September 30, 2025, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The activities within Corporate/Other are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to Constructive, interest expense on senior unsecured notes and subordinated debentures, financing transaction costs unrelated to securitizations and preferred stock dividends.

The following tables present summarized financial information by reportable segment for the three and nine months ended September 30, 2025, respectively, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended September 30, 2025
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$45,023	$124	$(8,561)	$36,586
Total net loss from real estate	(3,878)	—	—	(3,878)
Total other income (loss)	41,720	12,162	(5,278)	48,604
Total general, administrative and operating expenses	10,809	16,062	14,954	41,825
Income (loss) from operations before income taxes	72,056	(3,776)	(28,793)	39,487
Income tax expense (benefit)	12	—	(310)	(298)
Net income (loss)	72,044	(3,776)	(28,483)	39,785
Net loss attributable to non-controlling interests	5,035	—	—	5,035
Net income (loss) attributable to Company	77,079	(3,776)	(28,483)	44,820
Preferred stock dividends	—	—	(12,118)	(12,118)
Net income (loss) attributable to Company's common stockholders	$77,079	$(3,776)	$(40,601)	$32,702

	For the Nine Months Ended September 30, 2025
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$125,987	$124	$(19,980)	$106,131
Total net loss from real estate	(9,126)	—	—	(9,126)
Total other income	57,302	12,162	1,828	71,292
Total general, administrative and operating expenses	27,906	16,062	42,849	86,817
Income (loss) from operations before income taxes	146,257	(3,776)	(61,001)	81,480
Income tax expense	26	—	163	189
Net income (loss)	146,231	(3,776)	(61,164)	81,291
Net loss attributable to non-controlling interests	14,231	—	—	14,231
Net income (loss) attributable to Company	160,462	(3,776)	(61,164)	95,522
Preferred stock dividends	—	—	(36,021)	(36,021)
Net income (loss) attributable to Company's common stockholders	$160,462	$(3,776)	$(97,185)	$59,501

For more information regarding segment reporting, please see Note 25 to our condensed consolidated financial statements included in this report.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and nine months ended September 30, 2025 (amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$822,705	90,314	$9.11	$840,610	90,575	$9.28
Common stock issuance, net (2)	2,439	(6)		5,767	(36)
Preferred stock issuance, net	1,058			5,027
Preferred stock issuance liquidation preference	(1,144)			(5,532)
Common stock repurchases	—	—		(1,502)	(231)
Balance after share activity	825,058	90,308	9.14	844,370	90,308	9.35
Adjustment of redeemable non-controlling interest to estimated redemption value	(5,209)		(0.06)	(14,108)		(0.16)
Dividends and dividend equivalents declared	(21,416)		(0.24)	(58,628)		(0.65)
Net income attributable to Company's common stockholders	32,702		0.36	59,501		0.66
Ending Balance	$831,135	90,308	$9.20	$831,135	90,308	$9.20

(1)Outstanding shares used to calculate book value per common share for the three and nine months ended September 30, 2025 are 90,307,776.
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

Adjusted Net Interest Income (Loss) and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investments, such as residential loans, residential loans held for sale, investment securities and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income (loss) and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing, including our hedging costs, and the interest rate that our investments bear. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income (loss) as such factors will be amortized over the expected term of such investments.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three and nine months ended September 30, 2025 and 2024, respectively (dollar amounts in thousands):
Three Months Ended September 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$86,041	$59,305	$2,124	$2,030	$149,500
Adjusted Interest Expense (1)	(55,268)	(41,377)	—	(10,103)	(106,748)
Adjusted Net Interest Income (Loss) (1)	$30,773	$17,928	$2,124	$(8,073)	$42,752

Average Interest Earning Assets (3)	$5,873,080	$3,333,917	$71,026	$172,958	$9,450,981
Average Interest Bearing Liabilities (4)	$5,300,885	$2,902,470	$—	$561,681	$8,765,036

Yield on Average Interest Earning Assets (1) (5)	5.86%	7.12%	11.96%	4.69%	6.33%
Average Financing Cost (1) (6)	(4.14)%	(5.66)%	—	(7.14)%	(4.83)%
Net Interest Spread (1) (7)	1.72%	1.46%	11.96%	(2.45)%	1.50%

Three Months Ended September 30, 2024

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$43,260	$53,976	$2,699	$1,051	$100,986
Adjusted Interest Expense (1)	(27,574)	(39,721)	—	(5,001)	(72,296)
Adjusted Net Interest Income (Loss) (1)	$15,686	$14,255	$2,699	$(3,950)	$28,690

Average Interest Earning Assets (3)	$2,827,807	$3,013,637	$91,164	$103,275	$6,035,883
Average Interest Bearing Liabilities (4)	$2,530,166	$2,519,000	$—	$306,946	$5,356,112

Yield on Average Interest Earning Assets (1) (5)	6.12%	7.16%	11.84%	4.08%	6.69%
Average Financing Cost (1) (6)	(4.32)%	(6.26)%	—	(6.46)%	(5.37)%
Net Interest Spread (1) (7)	1.80%	0.90%	11.84%	(2.38)%	1.32%

Nine Months Ended September 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$211,458	$178,684	$6,931	$7,675	$404,748
Adjusted Interest Expense (1)	(136,871)	(122,487)	—	(26,321)	(285,679)
Adjusted Net Interest Income (Loss) (1)	$74,587	$56,197	$6,931	$(18,646)	$119,069

Average Interest Earning Assets (3)	$4,800,319	$3,288,334	$77,238	$239,397	$8,405,288
Average Interest Bearing Liabilities (4)	$4,317,105	$2,810,728	$—	$547,932	$7,675,765

Yield on Average Interest Earning Assets (1) (5)	5.87%	7.25%	11.96%	4.27%	6.42%
Average Financing Cost (1) (6)	(4.24)%	(5.83)%	—	(6.42)%	(4.98)%
Net Interest Spread (1) (7)	1.63%	1.42%	11.96%	(2.15)%	1.44%

Nine Months Ended September 30, 2024

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$111,652	$142,324	$8,072	$1,051	$263,099
Adjusted Interest Expense (1)	(67,672)	(104,612)	—	(8,596)	(180,880)
Adjusted Net Interest Income (Loss) (1)	$43,980	$37,712	$8,072	$(7,545)	$82,219

Average Interest Earning Assets (3)	$2,414,191	$2,834,435	$94,306	$34,425	$5,377,357
Average Interest Bearing Liabilities (4)	$2,157,482	$2,284,165	$—	$199,649	$4,641,296

Yield on Average Interest Earning Assets (1) (5)	6.17%	6.69%	11.41%	4.07%	6.52%
Average Financing Cost (1) (6)	(4.19)%	(6.12)%	—	(5.75)%	(5.21)%
Net Interest Spread (1) (7)	1.98%	0.57%	11.41%	(1.68)%	1.31%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, residential loans held for sale, multi-family loans, investment securities and cost basis of outstanding TBAs and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements and warehouse facilities, residential loan securitization and non-Agency RMBS re-securitization CDOs, senior unsecured notes and subordinated debentures and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

For the three- and nine-month periods, adjusted interest income increased by approximately $48.5 million and $141.7 million, respectively, primarily due to an increase in interest earning assets driven by increased investment in Agency RMBS and residential loans since September 30, 2024. Yield on average interest earnings assets declined in the three- and nine-month periods, reflecting our emphasis on lower yielding Agency RMBS and business purpose rental loans (relative to business purpose bridge loans).

Adjusted interest expense increased for the three- and nine-month periods by approximately $34.5 million and $104.8 million, respectively, as a result of increased financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased for the three- and nine-month periods primarily due to improved financing terms and base interest rate movements.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three and nine months ended September 30, 2025 and 2024, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2025					2024
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$85,975	$70,504	$2,124	$2,030	$160,633	$43,260	$61,351	$2,699	$1,051	$108,361
GAAP interest expense	(60,472)	(53,080)	—	(10,495)	(124,047)	(35,116)	(47,641)	—	(5,367)	(88,124)
GAAP total net interest income (loss)	$25,503	$17,424	$2,124	$(8,465)	$36,586	$8,144	$13,710	$2,699	$(4,316)	$20,237

GAAP interest income	$85,975	$70,504	$2,124	$2,030	$160,633	$43,260	$61,351	$2,699	$1,051	$108,361
Adjusted for:
Consolidated SLST CDO interest expense	—	(11,199)	—	—	(11,199)	—	(7,375)	—	—	(7,375)
TBA dollar roll income	66	—	—	—	66	—	—	—	—	—
Adjusted interest income	$86,041	$59,305	$2,124	$2,030	$149,500	$43,260	$53,976	$2,699	$1,051	$100,986

GAAP interest expense	$(60,472)	$(53,080)	$—	$(10,495)	$(124,047)	$(35,116)	$(47,641)	$—	$(5,367)	$(88,124)
Adjusted for:
Consolidated SLST CDO interest expense	—	11,199	—	—	11,199	—	7,375	—	—	7,375
Net interest benefit of interest rate swaps	5,204	504	—	392	6,100	7,542	545	—	366	8,453
Adjusted interest expense	$(55,268)	$(41,377)	$—	$(10,103)	$(106,748)	$(27,574)	$(39,721)	$—	$(5,001)	$(72,296)

Adjusted net interest income (loss) (1)	$30,773	$17,928	$2,124	$(8,073)	$42,752	$15,686	$14,255	$2,699	$(3,950)	$28,690

	For the Nine Months Ended September 30,
	2025					2024
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	211,385	205,276	6,931	$7,675	$431,267	$111,652	162,252	$8,072	$1,051	$283,027
GAAP interest expense	(147,403)	(150,025)	—	(27,709)	(325,137)	(90,022)	(125,048)	—	(10,813)	(225,883)
GAAP total net interest income (loss)	$63,982	$55,251	$6,931	$(20,034)	$106,130	$21,630	$37,204	$8,072	$(9,762)	$57,144

GAAP interest income	$211,385	$205,276	$6,931	$7,675	$431,267	$111,652	$162,252	$8,072	$1,051	$283,027
Adjusted for:
Consolidated SLST CDO interest expense	—	(26,592)	—	—	(26,592)	—	(19,928)	—	—	(19,928)
TBA dollar roll income	73	—	—	—	73	—	—	—	—	—
Adjusted interest income	$211,458	$178,684	$6,931	$7,675	$404,748	$111,652	$142,324	$8,072	$1,051	$263,099

GAAP interest expense	$(147,403)	$(150,025)	$—	$(27,709)	$(325,137)	$(90,022)	$(125,048)	$—	$(10,813)	$(225,883)
Adjusted for:
Consolidated SLST CDO interest expense	—	26,592	—	—	26,592	—	19,928	—	—	19,928
Net interest benefit of interest rate swaps	10,532	946	—	1,388	12,866	22,350	508	—	2,217	25,075
Adjusted interest expense	$(136,871)	$(122,487)	$—	$(26,321)	$(285,679)	$(67,672)	$(104,612)	$—	$(8,596)	$(180,880)

Adjusted net interest income (loss) (1)	$74,587	$56,197	$6,931	$(18,646)	$119,069	$43,980	$37,712	$8,072	$(7,545)	$82,219

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

When presented in prior periods, undepreciated earnings (loss) was calculated as GAAP net income (loss) attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense, if any, related to operating real estate, net for which an impairment has not been recognized. Over the past few years, we have executed a strategic repositioning of our business through the disposition of certain joint venture equity investments in multi-family properties and acquisition of assets that expand our interest income levels, such as Agency RMBS and business purpose loans. As a result, we believe EAD provides a clearer indication of the current income generating capacity of the Company's business operations than undepreciated earnings (loss) and we present EAD and EAD per common share as supplemental non-GAAP financial measures.

EAD is defined as GAAP net income (loss) attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses) on our investment portfolio, (b) gains (losses) on derivative instruments (excluding the net interest benefit of interest rate swaps and TBA dollar roll income), (c) impairment of real estate, (d) loss on reclassification of disposal group, (e) other non-recurring gains (losses), (f) depreciation and amortization of operating real estate, (g) non-cash expenses, (h) non-recurring transaction expenses, (i) the income tax effect of non-EAD income (loss) items and (j) EAD adjustments attributable to non-controlling interests.

We believe EAD provides management, analysts and investors with additional details regarding our underlying operating results and investment trends by excluding certain unrealized, non-cash or non-recurring components of GAAP net income (loss) in order to provide additional transparency into our operating performance. In addition, EAD serves as a useful indicator for investors in evaluating our performance and facilitates comparisons to industry peers and period to period. EAD should not be utilized in isolation, nor should it be considered as a substitute for or superior to GAAP net income (loss) attributable to Company's common stockholders or GAAP net income (loss) attributable to Company's common stockholders per basic share. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. We may add additional reconciling items to our EAD calculation as appropriate.

We view EAD as one measure of our ability to generate income for distribution to common stockholders. EAD is one factor, but not the exclusive factor, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other factors that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, our earnings and financial condition, capital requirements, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. EAD should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay, as EAD excludes certain items that impact our liquidity.

A reconciliation of GAAP net income (loss) attributable to Company's common stockholders to EAD for the three and nine months ended September 30, 2025 and 2024, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income (loss) attributable to Company's common stockholders	$32,702	$32,410	$59,501	$(61,957)
Adjustments:
Realized losses, net	5,610	1,380	50,481	19,404
Unrealized gains, net	(54,852)	(96,949)	(197,670)	(41,046)
Losses on derivative instruments, net (1)	19,172	69,093	99,713	21,033
Unrealized losses, net on equity investments (2)	2,860	1,097	7,310	7,685
Impairment of real estate	1,619	7,823	9,437	48,142
Loss on reclassification of disposal group	—	—	—	14,636
Other losses (gains) (3)	311	(21,124)	(1,012)	(19,114)
Depreciation and amortization of operating real estate	5,936	8,131	17,759	32,942
Non-cash expenses (4)	2,961	2,531	7,720	7,033
Transaction expenses (5)	9,233	2,454	16,891	10,915
Income tax effect of adjustments	(336)	2,325	(23)	2,393
EAD adjustments attributable to non-controlling interests	(3,225)	155	(9,899)	(22,628)
Earnings available for distribution attributable to Company's common stockholders	$21,991	$9,326	$60,208	$19,438

Weighted average shares outstanding - basic	90,406	90,582	90,437	90,895
GAAP net income (loss) attributable to Company's common stockholders per common share - basic	$0.36	$0.36	$0.66	$(0.68)
EAD per common share - basic	$0.24	$0.10	$0.67	$0.21

(1)Excludes net interest benefit of interest rate swaps of approximately $6.1 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.9 million and $25.1 million for the nine months ended September 30, 2025 and 2024, respectively. Also excludes TBA dollar roll income of approximately $66.2 thousand and $73.0 thousand for the three and nine months ended September 30, 2025, respectively.

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
(4)Includes stock based compensation and intangible asset amortization.
(5)Includes non-recurring expenses such as financing transaction costs and transaction and/or restructuring expenses.

Adjusted Book Value Per Common Share

Adjusted book value per common share is a supplemental non-GAAP financial measure calculated by making the following adjustments to GAAP book value: (i) exclude the Company's share of cumulative depreciation and lease intangible amortization expenses related to real estate held at the end of the period for which an impairment has not been recognized, (ii) exclude the cumulative adjustment of redeemable non-controlling interests to estimated redemption value and (iii) adjust our amortized cost liabilities that finance our investments to fair value.

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

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our condensed consolidated financial statements. However, unlike our use of the fair value option for these assets, certain CDOs issued by our residential loan securitizations, certain senior unsecured notes and subordinated debentures that finance our investments are carried at amortized cost in our condensed consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a useful measure for investors and us as it provides a consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of September 30, 2025 and December 31, 2024, respectively, is presented below (amounts in thousands, except per share data):

	September 30, 2025	December 31, 2024
Company's stockholders' equity	$1,390,777	$1,394,720
Preferred stock liquidation preference	(559,642)	(554,110)
GAAP book value	831,135	840,610
Add:
Cumulative depreciation expense on real estate (1)	26,357	20,837
Cumulative amortization of lease intangibles related to real estate (1)	4,620	4,620
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	54,782	40,675
Adjustment of amortized cost liabilities to fair value	20,481	30,619
Adjusted book value	$937,375	$937,361

Common shares outstanding	90,308	90,575
GAAP book value per common share (2)	$9.20	$9.28
Adjusted book value per common share (3)	$10.38	$10.35

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Balance Sheet Analysis

As of September 30, 2025, we had approximately $12.4 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $490.5 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2024, we had approximately $9.2 billion of total assets. Included in this amount is approximately $969.7 million of assets held in Consolidated SLST and $620.6 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Investing Activity” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Investment Securities

At September 30, 2025, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include TBAs and first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2025, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of September 30, 2025 as compared to December 31, 2024 is primarily due to purchases of Agency RMBS and an increase in the fair value of a number of our investment securities, partially offset by sales of U.S. Treasury securities and principal paydowns of Agency RMBS during the period.

The following tables summarize our investment securities portfolio as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”) and TBAs
Agency RMBS and TBAs
Fixed rate	$6,339,838	$6,309,171	$94,530	$(1,132)	$6,402,569	5.61%	5.66%
Adjustable rate	120,821	119,192	3,796	—	122,988	5.44%	5.53%
IO	1,519,683	114,920	1,401	(13,875)	102,446	1.66%	11.90%
TBAs (3)	30,000	30,764	—	(121)	30,643	5.88%	—
Total Agency RMBS and TBAs	8,010,342	6,574,047	99,727	(15,128)	6,658,646	4.81%	5.78%
Non-Agency RMBS
Senior	4,000	4,000	104	—	4,104	8.76%	8.76%
Subordinated	8,509	7,917	8	(2,316)	5,609	4.71%	5.51%
IO	322,032	12,168	6,293	—	18,461	1.49%	28.86%
Total Non-Agency RMBS	334,541	24,085	6,405	(2,316)	28,174	1.64%	18.55%
U.S. Treasury securities	180,890	180,868	2,520	(850)	182,538	4.58%	4.57%
Total - AFS and TBAs	$8,525,773	$6,779,000	$108,652	$(18,294)	$6,869,358	4.63%	5.82%
Consolidated SLST
Non-Agency RMBS
Subordinated	$252,075	$183,146	$2,744	$(39,004)	$146,886	4.78%	6.84%
IO	122,546	12,262	—	(357)	11,905	3.50%	9.09%
Total Non-Agency RMBS	374,621	195,408	2,744	(39,361)	158,791	4.34%	7.00%
Total - Consolidated SLST	$374,621	$195,408	$2,744	$(39,361)	$158,791	4.34%	7.00%
Total Investment Securities	$8,900,394	$6,974,408	$111,396	$(57,655)	$7,028,149	4.62%	5.86%

	December 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,943,583	$2,949,038	$11,733	$(21,711)	$2,939,060	5.84%	5.73%
Adjustable rate	131,817	130,119	285	(822)	129,582	5.47%	5.40%
IO	1,169,330	83,878	843	(16,551)	68,170	0.89%	11.82%
Total Agency RMBS	4,244,730	3,163,035	12,861	(39,084)	3,136,812	4.24%	5.88%
Non-Agency RMBS
Senior	42,214	42,214	160	(9)	42,365	8.14%	8.10%
Subordinated	11,509	10,869	—	(2,605)	8,264	5.19%	5.95%
IO	346,582	13,120	5,938	—	19,058	1.52%	28.86%
Total Non-Agency RMBS	400,305	66,203	6,098	(2,614)	69,687	2.01%	14.02%
U.S. Treasury securities	652,792	657,659	—	(35,614)	622,045	4.16%	4.13%
Total - AFS	$5,297,827	$3,886,897	$18,959	$(77,312)	$3,828,544	4.04%	5.98%
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,088	$181,716	$4,945	$(52,134)	$134,527	4.60%	6.02%
IO	129,478	14,634	—	(653)	13,981	3.50%	8.54%
Total Non-Agency RMBS	371,566	196,350	4,945	(52,787)	148,508	4.21%	6.23%
Total - Consolidated SLST	$371,566	$196,350	$4,945	$(52,787)	$148,508	4.21%	6.23%
Total Investment Securities	$5,669,393	$4,083,247	$23,904	$(130,099)	$3,977,052	4.05%	5.94%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods and excludes TBAs.
(3)TBAs are recorded as derivative instruments in the accompanying condensed consolidated financial statements. As of September 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other liabilities on the accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or amortized cost).

The following tables summarize certain characteristics of our Agency RMBS portfolio, inclusive of TBAs, as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1) (2)	Loan Age (Months) (2)
Agency RMBS and TBAs
30-Year Fixed rate
4.5%	$50,630	$49,169	3.6%	26
5.0%	1,432,880	1,423,030	4.4%	11
5.5%	3,450,197	3,486,471	6.8%	15
6.0%	1,127,767	1,154,854	9.5%	23
6.5%	278,364	289,045	16.5%	29
TBAs 6.0%	30,000	30,643	—	—
Total 30-Year Fixed rate	6,369,838	6,433,212	7.1%	16
Adjustable rate	120,821	122,988	10.3%	29
IO	1,519,683	102,446	15.2%	20
Total Agency RMBS and TBAs	$8,010,342	$6,658,646	7.3%	16

	December 31, 2024
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$52,192	$49,201	0.5%	18
5.0%	154,590	149,462	6.7%	19
5.5%	1,178,435	1,165,078	10.3%	18
6.0%	1,234,506	1,243,222	14.9%	15
6.5%	323,860	332,097	22.0%	21
Total 30-Year Fixed rate	2,943,583	2,939,060	13.1%	17
Adjustable rate	131,817	129,582	12.3%	20
IO	1,169,330	68,170	31.1%	17
Total Agency RMBS	$4,244,730	$3,136,812	13.6%	17
(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.
(2)Excludes TBAs as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

As of September 30, 2025 and December 31, 2024, investment securities with a fair value of $6.3 billion and $3.7 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of September 30, 2025 and December 31, 2024, Agency RMBS with a fair value of $68.2 million and $33.4 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of September 30, 2025 and December 31, 2024, Consolidated SLST subordinated bonds with a fair value of $124.9 million and $114.0 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of September 30, 2025, the Company had $6.1 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of September 30, 2025, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of September 30, 2025, the weighted average interest rate for repurchase agreements secured by investment securities was 4.43%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2025	$5,768,898	$6,100,691	$6,198,269
June 30, 2025	4,512,106	4,602,078	4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

TBA Dollar Rolls

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. We include the cost basis of outstanding TBAs in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. As of September 30, 2025, the Company had outstanding TBA forward contracts with a cost basis of $30.8 million.

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

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of September 30, 2025 and December 31, 2024:

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
September 30, 2025	$66,742	$66,762	7.38%	2064
December 31, 2024	70,867	70,757	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of September 30, 2025, CDOs with an aggregate outstanding face amount of $66.7 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 17). For the three and nine months ended September 30, 2025, the Company recognized $50.0 thousand and $132.6 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized gains, net on the accompanying condensed consolidated statements of operations.

Residential Loans

The following table presents the Company’s residential loans, which include acquired and originated residential loans held in the Company's investment portfolio, residential loans held in Consolidated SLST and originated residential loans held for sale as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Acquired and originated residential loans	$2,969,048	$2,876,066
Consolidated SLST	1,182,599	965,672
Originated residential loans held for sale	105,036	—
Total	$4,256,683	$3,841,738

Acquired and Originated Residential Loans

Acquired and originated residential loans held in the Company's investment portfolio includes business purpose loans and performing, re-performing, and non-performing residential loans and are presented at fair value on our condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following tables detail our acquired and originated residential loans by strategy at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	5,996	$1,201,784	$1,227,776	747	70%	7.07%
Business purpose bridge loan strategy	1,924	928,677	917,069	741	65%	10.42%
Performing residential loan strategy	2,405	551,781	492,192	749	52%	4.21%
Re-performing residential loan strategy	2,687	340,719	332,011	659	46%	5.16%
Total	13,012	$3,022,961	$2,969,048

	December 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	3,418	$769,843	$758,040	746	73%	6.82%
Business purpose bridge loan strategy	2,321	1,176,555	1,157,085	742	65%	10.50%
Performing residential loan strategy	2,630	610,203	525,267	740	58%	4.18%
Re-performing residential loan strategy	3,484	461,101	435,674	636	54%	5.17%
Total	11,853	$3,017,702	$2,876,066

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired and Originated Residential Loans:

Loan to Value at Purchase (1)	September 30, 2025	December 31, 2024
50% or less	8.1%	9.0%
>50% - 60%	8.7%	9.7%
>60% - 70%	21.2%	21.7%
>70% - 80%	44.1%	38.0%
>80% - 90%	10.8%	12.7%
>90% - 100%	4.1%	4.7%
>100%	3.0%	4.2%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2025	December 31, 2024
550 or less	3.8%	5.6%
551 to 600	3.7%	4.8%
601 to 650	4.5%	5.3%
651 to 700	13.8%	14.6%
701 to 750	30.4%	27.5%
751 to 800	35.6%	34.5%
801 and over	8.2%	7.7%
Total	100.0%	100.0%

Current Coupon	September 30, 2025	December 31, 2024
3.00% or less	4.8%	5.4%
3.01% - 4.00%	9.8%	11.6%
4.01% - 5.00%	12.0%	14.2%
5.01% - 6.00%	5.0%	5.9%
6.01% - 7.00%	10.3%	7.6%
7.01% - 8.00%	20.2%	11.5%
8.01% and over	37.9%	43.8%
Total	100.0%	100.0%

Delinquency Status	September 30, 2025	December 31, 2024
Current	94.7%	91.2%
31 – 60 days	0.9%	1.6%
61 – 90 days	0.6%	1.1%
90+ days	3.8%	6.1%
Total	100.0%	100.0%

Origination Year	September 30, 2025	December 31, 2024
2007 or earlier	10.2%	13.8%
2008 - 2019	7.0%	8.3%
2020 - 2022	21.6%	27.1%
2023	4.1%	8.2%
2024	28.4%	42.6%
2025	28.7%	—
Total	100.0%	100.0%

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 24). Prior to July 15, 2025, the Company purchased approximately $70.9 million and $299.6 million of residential loans from Constructive during the three and nine months ended September 30, 2025, respectively, and approximately $30.2 million and $137.6 million of residential loans from Constructive during the three and nine months ended September 30, 2024, respectively. The Company sold approximately $18.7 million of residential loans to Constructive prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of approximately $247.4 million of residential loans and approximately $235.2 million of CDOs in the VIE. Our investment in Consolidated SLST as of September 30, 2025 and December 31, 2024 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $158.8 million and $148.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section above.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2025	December 31, 2024
Current fair value	$1,182,599	$965,672
Current unpaid principal balance	$1,329,199	$1,111,633
Number of loans	8,763	7,246
Current average loan size	$151,684	$153,413
Weighted average original loan term (in months) at purchase	346	347
Weighted average LTV at purchase	66%	62%
Weighted average credit score at purchase	791	767

Current Coupon:
3.00% or less	6.7%	5.1%
3.01% – 4.00%	36.1%	35.4%
4.01% – 5.00%	38.9%	40.6%
5.01% – 6.00%	10.8%	11.2%
6.01% and over	7.5%	7.7%

Delinquency Status:
Current	68.5%	68.2%
31 - 60	15.1%	15.3%
61 - 90	5.9%	6.0%
90+	10.5%	10.5%

Origination Year:
2005 or earlier	24.0%	27.5%
2006	12.5%	14.4%
2007	18.5%	19.8%
2008 or later	45.0%	38.3%

Geographic state concentration (greater than 5.0%):
California	11.2%	11.7%
New York	10.7%	10.8%
Florida	8.7%	9.1%
Illinois	7.4%	6.3%
New Jersey	6.2%	6.8%

Originated Residential Loans Held for Sale

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to secondary market investors as of September 30, 2025.

The following table details the loan characteristics of our residential loans held for sale as of September 30, 2025 (dollar amounts in thousands, except current average loan size):

September 30, 2025
Current fair value	$105,036
Current unpaid principal balance	$102,439
Number of loans	491
Current average loan size	$208,634
Weighted average FICO	753
Weighted average LTV	74%
Weighted average coupon	7.2%

The following tables include additional information on residential loans originated between July 15, 2025 and September 30, 2025 (dollar amounts in thousands):

Originations by Channel	Unpaid Principal	%
Retail	$47,987	12.5%
Wholesale	334,456	87.5%
Total	$382,443	100.0%

Originations by Strategy	Unpaid Principal	%
Business purpose bridge loan strategy	$18,530	4.8%
Business purpose rental loan strategy	363,913	95.2%
Total	$382,443	100.0%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements and Warehouse Facilities

As of September 30, 2025, the Company had repurchase agreements or warehouse facilities with eight third-party financial institutions to fund the purchase or origination of residential loans, real estate owned and single-family rental properties. As of September 30, 2025, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and warehouse facilities and associated assets pledged as collateral at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2025	$3,225,000	$380,692	$(311)	$380,381	$474,220	6.37%	5.56
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Costs related to the repurchase agreements, which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the agreement using the effective interest method, or straight line-method, if the result is not materially different.
(2)Includes residential loans and real estate owned with an aggregate carrying value of $252.9 million, residential loans held for sale with a net carrying value of $102.8 million, and single-family rental properties with a net carrying value of $118.5 million as of September 30, 2025. Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(3)The Company expects to either roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2025	$514,353	$380,692	$614,683
June 30, 2025	$310,977	$305,440	$329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $160.2 million and $286.8 million, respectively, as of September 30, 2025. As of December 31, 2024, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.8 million and $215.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$1,074,080	$1,016,952	3.36%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,148,070	$2,118,581	5.34%	2029 - 2069
Residential loan securitizations at amortized cost, net	$376,200	$375,164	3.73%	2035 - 2061

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,281,896	$1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	$850,547	$842,764	4.35%	2027 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of September 30, 2025, CDOs with an aggregate outstanding face amount of $1.9 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and nine months ended September 30, 2025, the Company recognized $8.8 million and $20.8 million in net unrealized losses, respectively, on residential loan securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized $18.8 million and $17.3 million in net unrealized losses, respectively, on residential loan securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

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

During the three months ended September 30, 2024, the Company negotiated a short-term maturity extension on one preferred equity investment that included an increase in preferred return rate to a current market rate. During the nine months ended September 30, 2025, the Company negotiated a further short-term maturity extension on this preferred equity investment for which the underlying property was subject to a purchase and sale agreement with a closing date subsequent to the scheduled maturity of the preferred equity investment. This investment was redeemed during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, the Company reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 2.7% of the total investment amount of the Mezzanine Lending portfolio. The Company has also ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 26.2% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	14	$97,472	$108,725	12.33%	4.8
Preferred equity investment in Consolidated VIE (4)	1	18,138	18,162	13.89%	6.3
Total	15	$115,610	$126,887	12.55%	5.0

	December 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	18	$159,628	$169,518	12.80%	3.8
Preferred equity investment in Consolidated VIE (4)	1	16,967	16,991	13.84%	7.0
Total	19	$176,595	$186,509	12.90%	4.1
(1)Preferred equity investments in the amounts of $68.6 million and $86.2 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Preferred equity investments in the amounts of $28.8 million and $73.4 million are included in equity investments on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$451	$392
Real estate, net	53,606	53,508
Other assets	4,037	4,939
Total assets	58,094	58,839

Mortgage payable on real estate, net	45,128	45,120
Other liabilities	1,914	1,823
Total liabilities	47,042	46,943

Non-controlling interest in Consolidated VIE	(7,086)	(5,071)
Preferred equity investment in Consolidated VIE	$18,138	$16,967

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,994	41.0%	12.44%	85%	1.12x
Arizona	1	15,031	11.9%	14.00%	80%	1.49x
South Dakota	1	11,242	8.9%	15.00%	86%	1.50x
Florida	1	10,887	8.6%	11.00%	85%	1.06x
South Carolina	1	10,139	8.0%	13.00%	76%	1.26x
Louisiana	1	8,124	6.4%	10.00%	87%	1.62x
Other	4	19,470	15.2%	12.04%	80%	1.38x
Total	15	$126,887	100.0%	12.55%	83%	1.26x

	December 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$54,115	29.0%	13.12%	83%	0.89x	(3)
Texas	6	49,619	26.6%	12.39%	84%	1.08x
Arizona	1	15,201	8.2%	14.00%	80%	1.84x
Tennessee	1	13,045	7.0%	14.00%	86%	0.51x	(4)
South Dakota	1	10,583	5.7%	15.00%	85%	1.80x
South Carolina	1	9,645	5.2%	13.00%	75%	1.47x
Other	6	34,301	18.3%	11.70%	83%	1.30x
Total	19	$186,509	100.0%	12.90%	83%	1.18x

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
(4)DSCR affected by senior loan and Mezzanine Lending modifications.

Equity Investments in Multi-Family Entities

The Company owns, or owned, joint venture equity investments in entities that own multi-family properties. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are the primary beneficiary, including their assets, liabilities, income and expenses, in our condensed consolidated financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $139.9 million and $153.7 million as of September 30, 2025 and December 31, 2024, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,147	$4,151
Real estate, net	469,764	481,161
Assets of disposal group held for sale (1)	1,383	118,613
Other assets	16,251	16,696
Total assets	$490,545	$620,621

Mortgages payable on real estate, net (2)	$362,747	$366,606
Liabilities of disposal group held for sale (1)	78	97,065
Other liabilities	10,563	10,621
Total liabilities	$373,388	$474,292

Redeemable non-controlling interest in Consolidated VIEs	$13,713	$12,359
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(54,782)	(40,675)
Non-controlling interest in Consolidated VIEs	(464)	1,887
Non-controlling interest in disposal group held for sale	627	2,044
Net equity investment (3)	$158,063	$170,714
Less: Net equity in preferred equity investment in Consolidated VIE (4)	(18,138)	(16,967)
Net equity investment in Consolidated JVs and disposal group held for sale	$139,925	$153,747

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 15 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of September 30, 2025 consists of $157.4 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $0.7 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2024 consists of $151.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.5 million of net equity investments in disposal group held for sale.
(4)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of September 30, 2025, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $139.2 million consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as disposal group held for sale. The joint venture entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $13.7 million as of September 30, 2025.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of September 30, 2025 and December 31, 2024, respectively, are shown below (dollar amounts in thousands):

September 30, 2025
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$46,279	54.8%
Florida	1	50%	$14,832	17.6%
Kentucky	1	70%	$10,366	12.3%
Alabama	1	70%	$6,671	7.9%
Tennessee	1	65%	$4,675	5.5%

December 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$50,505	54.7%
Florida	1	50%	$15,868	17.2%
Kentucky	1	70%	$11,310	12.2%
Alabama	1	70%	$7,106	7.7%
Tennessee	1	65%	$5,557	6.0%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of September 30, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	94.5%	324	$1,521	85.7%
Dallas, TX	2	94.2%	401	1,882	89.5%
Houston, TX	1	94.2%	192	1,434	78.7%
Little Rock, AR	1	96.2%	202	1,378	90.1%
Louisville, KY	1	91.9%	300	1,494	84.4%
Montgomery, AL	1	94.9%	252	1,104	70.9%
San Antonio, TX	2	93.4%	684	1,225	83.8%
St Petersburg, FL	1	97.5%	326	2,614	79.0%
Total Count/Average	10	94.4%	2,681	$1,578	83.4%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owned equity interests in two joint venture entities that owned multi-family apartment communities. The Company determined that these joint venture entities were VIEs but that the Company was not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We received variable distributions from these investments on a pro rata basis and management fees based upon property performance. The Company sold its equity interests in the two joint venture entities during the three months ended September 30, 2025. The following table summarizes our unconsolidated multi-family joint venture equity investments as of December 31, 2024 (dollar amounts in thousands):

December 31, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,338

Equity Investment in Constructive

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company. Prior to this date, the Company accounted for its investment in Constructive using the equity method and elected the fair value option. The following table summarizes our ownership interest in Constructive as of December 31, 2024 (dollar amounts in thousands).

	Strategy	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$38,718

(1)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company.

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period. The Company elected not to apply hedge accounting for its derivative instruments.
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
The Company uses TBAs to mitigate interest rate risk and also invests in TBAs as a means of acquiring additional exposure to Agency fixed-rate RMBS. TBAs are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.

The Company has U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. Additionally, the Company has gold future contracts that obligate the Company to sell or buy a specific quantity of gold at a predetermined price for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

Debt

The Company's debt as of September 30, 2025 included senior unsecured notes and subordinated debentures.

9.875% 2030 Senior Notes

On July 8, 2025, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.875% Senior Notes due 2030 (the "9.875% 2030 Senior Notes") in an underwritten public offering. On August 22, 2025, the Company issued an additional $25.0 million in aggregate principal amount of the 9.875% 2030 Senior Notes in a registered direct offering. The 9.875% 2030 Senior Notes were issued at par, bear interest at a rate equal to 9.875% per year and mature on October 1, 2030, unless earlier redeemed.

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

2026 Senior Notes

As of September 30, 2025, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the "2026 Senior Notes") outstanding. The 2026 Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.73%. The Company's 2026 Senior Notes, which mature on April 30, 2026, contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of September 30, 2025, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.24% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at September 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,585	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	180,453	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,792	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,642	71,585
Common stock	903	906
Additional paid-in capital	2,279,204	2,289,044
Accumulated deficit	(1,429,802)	(1,430,675)
Company's stockholders' equity	$1,390,777	$1,394,720

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending September 30, 2026) and long-term (beyond September 30, 2026) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement or warehouse facility financing. Beginning in 2023 and through the nine months ended September 30, 2025, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of September 30, 2025, the Company’s portfolio recourse leverage ratio of 4.7x remains within our target range. As of September 30, 2025, 68% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 62% of that debt collateralized by Agency RMBS, 4% collateralized by residential credit assets and 2% collateralized by U.S. Treasury securities. The remaining 32% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At September 30, 2025, we had $180.9 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin), $459.6 million of unencumbered investment securities (including the securities we own in Consolidated SLST) and $57.7 million of unencumbered residential loans.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. With respect to the multi-family properties in which we hold joint venture equity investments, the properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. We have placed a greater emphasis on procuring, where appropriate, longer-termed and/or more committed financing arrangements for certain of our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to continue to move higher as we access additional liquidity and grow our investment portfolio further, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.
Based on current market conditions, our current investments, new investment initiatives, expectations to dispose of assets from time to time on terms favorable to us, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. We will continue to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing, or the size, timing or terms thereof.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, net cash, cash equivalents and restricted cash decreased by $31.3 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities totaling $72.0 million during the nine months ended September 30, 2025. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate).

Cash Flows used in Investing Activities

During the nine months ended September 30, 2025, our net cash flows used in investing activities were $2.7 billion, primarily as a result of purchases of investment securities, purchases and origination of residential loans held in our investment portfolio, net variation margin paid for derivative instruments and the acquisition of the outstanding ownership interests in Constructive that were not previously owned by the Company (net of cash and restricted cash acquired). This was partially offset by principal repayments received on residential loans, investment securities and preferred equity investments, net proceeds from the sale of investment securities, residential loans and real estate, net payments received from derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, our net cash flows provided by financing activities were $2.6 billion. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and warehouse facilities and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of September 30, 2025, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2025, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties in our investment portfolio. Also as of September 30, 2025, Constructive had outstanding short-term warehouse facilities of less than one year on residential loans held for sale. The outstanding financing under certain of these repurchase agreements and warehouse facilities is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default. The repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of September 30, 2025, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $93.5 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements and warehouse facilities. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of September 30, 2025, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of September 30, 2025, we had $180.9 million included in cash and cash equivalents and $459.6 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of September 30, 2025 included $423.4 million of Agency RMBS, $34.4 million of non-Agency RMBS (including an IO security we own in Consolidated SLST) and $1.8 million of U.S. Treasury securities.

At September 30, 2025, the Company had $100.0 million aggregate principal amount of 2026 Senior Notes outstanding. The 2026 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 2026 Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 2026 Senior Notes. The Company's 2026 Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

At September 30, 2025, the Company had $60.0 million aggregate principal amount of 2029 Senior Notes outstanding. The 2029 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 2029 Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2029 Senior Notes.

At September 30, 2025, the Company had $82.5 million aggregate principal amount of 9.125% 2030 Senior Notes outstanding. The 9.125% 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company has the right to redeem the 9.125% 2030 Senior Notes, in whole or in part, at any time on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.125% 2030 Senior Notes.

At September 30, 2025, the Company had $115.0 million aggregate principal amount of 9.875% 2030 Senior Notes outstanding. The 9.875% 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.875% per year, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2025, and mature on October 1, 2030, unless earlier redeemed. The Company has the right to redeem the 9.875% 2030 Senior Notes, in whole or in part, at any time on or after October 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.875% 2030 Senior Notes.

At September 30, 2025, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.5 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $66.8 million. We had 14 Company-sponsored securitizations with CDOs outstanding as of September 30, 2025. See Note 14 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of September 30, 2025, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs divided by our total stockholders' equity, was approximately 5.0 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of September 30, 2025, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement and warehouse facility financing and cost basis of outstanding TBAs divided by our total stockholders' equity, was approximately 4.7 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

As it relates to the variable-rate mortgage payable in a Consolidated Real Estate VIE, the VIE may be required by the lender to enter into an interest rate cap contract. In addition, with respect to one of the Company's financings under repurchase agreements, the lender has, in the past, required the Company to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments. The Consolidated Real Estate VIE that owns the multi-family property may be required to enter into a new interest rate cap contract upon its expiration and may require the Company to contribute additional capital to the respective VIE.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. During the three and nine months ended September 30, 2025, the Company issued 45,765 and 221,260 shares of Preferred Stock under the Preferred Equity Distribution Agreement, respectively, at an average price of $23.64 and $23.19 per share, respectively, resulting in total net proceeds to the Company of approximately $1.1 million and $5.1 million, respectively. As of September 30, 2025, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement. The Company also issued the 9.125% 2030 Senior Notes in an underwritten public offering and the 9.875% 2030 Senior Notes in an underwritten public offering and registered direct offering during the nine months ended September 30, 2025.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the nine months ended September 30, 2025. As of September 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2026.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the nine months ended September 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share. As of September 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2026.

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

Commitment to Fund Business Purpose Loans

As of September 30, 2025, the Company had commitments to fund up to $160.5 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment. In addition, from time to time, Constructive makes short-term commitments to originate business purpose loans, such commitments totaled $143.8 million as of September 30, 2025.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to secondary market investors, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2025.

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

The following analysis includes forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projections due to changes in our assets and borrowings mix and due to developments in the domestic and global financial, mortgage and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our asset yields, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing earnings potential while seeking to maintain long term stable portfolio values. A consolidated multi-family property with a variable-rate mortgage payable has entered into an interest rate cap contract as required by its mortgage loan agreement. The Company may also be required by lenders on repurchase agreements for residential loans to enter into interest rate cap contracts.

Constructive’s primary exposure to interest rate risk arises from the impact of rate changes on its operating results and the fair value of its assets, including residential loans held for sale and IRLCs. In a declining interest rate environment, Constructive generally experiences higher loan origination volumes, improved gain on sale margins and increases in the fair value of its residential loans held for sale and IRLCs. Conversely, in a rising interest rate environment, loan origination volumes and gain on sale margins typically decline, and the fair value of these assets decreases, which can adversely affect Constructive’s results of operations.

We utilize a model-based risk analysis system to assist in projecting interest rate-sensitive asset and liability performance over a scenario of different interest rates. Computation of the cash flows for interest rate-sensitive assets that may affect annualized adjusted net interest income are based on assumptions related to, among other things, prepayment speeds, slope of the yield curve, and composition and size of our invested assets. Assumptions for interest rate-sensitive liabilities relate to, among other things, anticipated interest rates, collateral requirements as a percentage of repurchase agreement and warehouse facility financings and amounts and terms of borrowings. As these assumptions may not be realized, adjusted net interest income results may therefore be significantly different from the annualized adjusted net interest income produced in our analyses. We also note that the uncertainty associated with the estimate of a change in adjusted net interest income is directly related to the size of interest rate move considered.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of September 30, 2025 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(130,338)
+100	$(65,156)
-100	$65,140
-200	$130,251
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of September 30, 2025. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static investment portfolio and residential loans held for sale, we actively manage our investments and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value as many of our assets and liabilities and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage-related assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. Changes in interest rates would have the opposite impact on our liabilities at fair value. In general, we expect that, over time, changes in the net fair value of our net assets attributable to interest rate changes may be offset, to the degree we are hedged, by changes in the value of our interest rate swaps or other financial instruments used for hedging purposes. However, the relationship between spreads on our assets and liabilities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate GAAP book value and adjusted book value increase or decline. The floating rates that became or will become effective at the conclusion of the fixed rate period on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on such preferred stock. Such increased dividend costs could have an impact on net aggregate GAAP book value and adjusted book value and our ability to make distributions to our stockholders.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as was the case in 2024 and continuing into 2025. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

We are subject to “margin call” risk on a significant portion of our repurchase agreements, warehouse facilities and certain derivative instruments. In the event the value of our assets pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement or warehouse facility counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including residential loans, non-Agency RMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults or defaults by our operating partners in their payment obligations to us. In selecting credit sensitive assets, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to defaults.

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

Investments in non-Agency RMBS, CMBS and ABS also contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and losses across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and equity investments in owners of multi-family properties, including joint venture equity investments. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties that serve as the underlying collateral to produce cash flows adequate to pay distributions, interest or principal due to us or other investors or lenders. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Constructive is also exposed to credit risk through its origination and sale of business purpose loans. This risk arises from potential borrower defaults while loans are held for sale. Although Constructive sells these loans to secondary market investors without recourse, it provides customary representations and warranties regarding borrower credit information, loan documentation, and collateral quality. If these representations are breached, or if early payment defaults occur, Constructive may be required to repurchase the affected loans or indemnify investors for losses. Constructive records a provision for potential losses associated with these obligations based on historical experience and management’s assessment of incurred losses on previously sold loans that remain outstanding. The extent of such losses is influenced by economic conditions, housing market trends, investor repurchase practices, interest rate movements and the types of loans that are held for sale. We believe Constructive’s disciplined underwriting standards, which emphasize borrower credit quality, collateral valuation, and adherence to investor guidelines, mitigate these risks and support the credit quality of its loan production.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2025 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our net assets as of September 30, 2025, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Percentage Change in Net Asset Fair Value (1)
(basis points)
+200	(1.58)%
+100	(1.14)%
Base	—
-100	0.09%
-200	0.48%
(1)Includes residential loans, residential loans held for sale, Mezzanine Lending investments, investment securities, derivatives, mortgage servicing rights, residential loan securitizations, non-Agency RMBS re-securitization and senior unsecured notes at fair value.

Although the use of a model to perform market value sensitivity analysis is widely accepted as a tool in identifying potential risk in a changing interest rate environment, it should be noted that the model does not take into consideration changes that may occur such as, but not limited to, changes in asset composition, financing strategies, market spreads, business volumes or overall market liquidity. Accordingly, we make extensive use of an earnings simulation model to further analyze our level of interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2025, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of September 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

During the three months ended September 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of September 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

Item 5. Other Information

On November 3, 2025, the Company entered into amended and restated employment agreements with each of Jason T. Serrano, the Company’s Chief Executive Officer (the “Serrano Employment Agreement”), Nicholas Mah, the Company’s President (the “Mah Employment Agreement”), and Kristine R. Nario-Eng, the Company’s Chief Financial Officer and Secretary (the “Nario-Eng Employment Agreement” and together with the Serrano Employment Agreement and Mah Employment Agreement, the “Employment Agreements”), each effective as of November 3, 2025. The Serrano Employment Agreement amends, restates and supersedes the Employment Agreement, dated as of December 23, 2021, between the Company and Mr. Serrano. The Mah Employment Agreement amends, restates and supersedes the Employment Agreement, dated as of December 13, 2022, between the Company and Mr. Mah. The Nario-Eng Employment Agreement amends, restates and supersedes the Employment Agreement, dated as of February 1, 2022, between the Company and Ms. Nario-Eng. The Employment Agreements adjust the compensation and other terms of employment for, clarify the duties of, and update certain termination provisions for Messrs. Serrano and Mah and Ms. Nario-Eng. The material terms of the Employment Agreements are described below. The following descriptions do not purport to be complete and are qualified by their entirety by reference to the full text of the Employment Agreements, which are filed as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q.

The material terms of each executive’s Employment Agreement are as follows:

Term: Each Employment Agreement has a two-year term, beginning on November 3, 2025 and ending on November 2, 2027 (unless sooner terminated in accordance with the terms thereof) and is subject to potential automatic annual one-year renewals after the initial term. Pursuant to each Employment Agreement, in the event the Company fails to provide an executive with written notice of the Company’s determination to not extend the term of such executive’s Employment Agreement at least 90 days prior to the expiration date of the initial or any applicable renewal term, such executive’s Employment Agreement will be automatically extended for an additional one-year period following the end of such term.

Base Salary: Pursuant to the Employment Agreements, each of the executives has the annualized base salary approved for such executive in early 2025 by the Compensation Committee of the Board of Directors (the “Compensation Committee”) or the Board of Directors (as applicable), subject to future increases at the discretion of the Compensation Committee or the Board of Directors.

Annual Short-Term Incentive Awards: Each executive is eligible to earn annual incentive bonuses based on the level of achievement of specified performance measures set by the Compensation Committee. No later than March 31 of each fiscal year during the term of each Employment Agreement, the Compensation Committee will adopt an annual incentive plan (the “Bonus Plan”), which will set forth the performance criteria for the fiscal year. If the applicable executive or the Company, as the case may be, satisfies the performance criteria contained in the Bonus Plan for a fiscal year, such executive shall receive an annual incentive bonus in an amount pursuant to such Bonus Plan or as determined by the Compensation Committee, as applicable, and subject to ratification by the Board of Directors, if required.

Long-Term Incentive Awards: Each executive is eligible to participate in the Company's 2017 Equity Incentive Plan, as amended from time to time (together with any successor plans thereto, the “Stock Incentive Plan”). Under the Stock Incentive Plan, each executive is eligible to receive equity-based awards of the Company. The Compensation Committee shall approve any such awards made to an executive pursuant to the Stock Incentive Plan and each award shall be governed by the terms and conditions of the Stock Incentive Plan and the applicable award agreement.

Termination/Severance: If an executive’s employment is terminated by the Company without Cause or due to Non-Renewal, or is terminated by an executive for Good Reason (as each such term is defined in the applicable Employment Agreement), such executive would be entitled to the following (subject to satisfaction of the release requirements set forth in the applicable Employment Agreement): (a) an amount equal to the product of (i) two, multiplied by (ii) the sum of (A) such executive’s annual base salary at the time of such termination, plus (B) the target annual incentive bonus for the fiscal year in which the date of termination occurs (or, if such executive’s target annual incentive bonus for the fiscal year in which the date of termination occurs has not been approved by the Compensation Committee or the Board of Directors, as applicable, prior to the date of termination, such executive’s target annual incentive bonus for the fiscal year preceding the fiscal year in which the date of termination occurs); (b) COBRA reimbursements for such executive’s eligible dependents for up to 18 months; and (c) acceleration of any outstanding unvested equity awards; provided, however, that with respect to each award that is subject to a performance-based vesting condition, such award shall only vest and become earned upon the satisfaction of the applicable performance metrics, as determined by the Board of Directors, calculated through the end of the applicable performance period.

If an executive’s employment is terminated due to his or her death, his or her designated beneficiaries would be entitled (subject to satisfaction of the release requirements set forth in the applicable Employment Agreement) to the following: (a) an amount equal to the sum of such executive’s (i) annual base salary for the year in which the date of termination occurs and (ii) such executive’s target annual incentive bonus for the fiscal year in which the date of termination occurs (or, if such executive’s target annual incentive bonus for the fiscal year in which the date of termination occurs has not been approved by the Compensation Committee or the Board of Directors, as applicable, prior to the date of termination, such executive’s target annual incentive bonus for the fiscal year preceding the fiscal year in which the date of termination occurs); (b) acceleration of any outstanding unvested equity awards held by such executive; provided, however, that with respect to each award that is subject to a performance-based vesting condition, the extent to which such award shall vest and become earned shall remain subject to the applicable performance metrics calculated through the date of termination; and (c) COBRA reimbursements for such executive’s surviving spouse and eligible dependents for up to 18 months.

If an executive’s employment is terminated due to his or her disability, such executive would be entitled (subject to satisfaction of the release requirements set forth in the applicable Employment Agreement) to the following: (a) all amounts to which such executive is entitled under the disability plans, programs and policies maintained by the Company or in connection with employment by the Company; (b) COBRA reimbursements for such executive’s eligible dependents for up to 18 months; and (c) acceleration of any outstanding unvested equity awards; provided, however, that with respect to each award that is subject to a performance-based vesting condition, such award shall only vest and become earned upon the satisfaction of the applicable performance metrics, as determined by the Board of Directors, calculated through the date of termination.

If an executive’s employment is terminated by the Company for Cause or is terminated by an executive without Good Reason, the Company shall not have any further obligations to such executive other than payment of any earned and accrued but unpaid installment of such executive’s base salary through the date of termination, at the rate in effect at the time notice of termination is given, and reimbursement of all reasonable expenses incurred by such executive in such executive’s duties prior to the date of termination, such payments and reimbursements to be made in a lump sum within sixty (60) days following the date of termination.

Restrictive Covenants: Pursuant to each Employment Agreement, each executive is, under certain conditions, subject to one‑year post-employment non-competition and non-solicitation covenants, as well as confidentiality covenants.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1*	Articles of Amendment and Restatement of the Company, as amended.

3.2
Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

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

10.1†*	Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Jason T. Serrano.

10.2†*	Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Kristine R. Nario-Eng.

10.3†*	Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Nicholas Mah.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS TRUST, INC.

Date:	November 4, 2025	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)