Form 10-K
period 2025-12-31
ADAMAS TRUST, INC.
filed 2026-02-20
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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
(212) 792-0107
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ADAM	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMN	NASDAQ Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMM	NASDAQ Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAML	NASDAQ Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMZ	NASDAQ Stock Market
9.125% Senior Notes due 2029	ADAMI	NASDAQ Stock Market
9.125% Senior Notes due 2030	ADAMG	NASDAQ Stock Market
9.875% Senior Notes due 2030	ADAMH	NASDAQ Stock Market
9.250% Senior Notes due 2031	ADAMO	NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $595,566,089 based on the closing sale price on the NASDAQ Global Select Market on June 30, 2025.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 13, 2026 was 90,474,341.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders scheduled for June 2026 to be filed with the Securities and Exchange Commission by no later than April 30, 2026.
Part III, Items 10-14

ADAMAS TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

PART I
Item 1. BUSINESS

Certain Defined Terms

In this Annual Report on Form 10-K we refer to Adamas Trust, Inc., together with its consolidated subsidiaries, as “Adamas,” “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our wholly-owned taxable real estate investment trust (“REIT”) subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

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

•“Constructive” refers to Constructive Loans, LLC, a wholly-owned subsidiary through which the Company originates business purpose loans for residential real estate investors;

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

General

We are an internally-managed REIT for U.S. federal income tax purposes focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive, we also originate business purpose loans for residential real estate investors. On September 3, 2025, we changed our name from New York Mortgage Trust, Inc. to Adamas Trust, Inc.

Our targeted assets include (i) Agency RMBS, (ii) residential loans, including business purpose loans, (iii) non-Agency RMBS and (iv) certain other mortgage-, residential housing- and credit-related assets, as well as strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, preferred equity and joint venture equity investments in multi-family properties, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

We have elected to be taxed as a REIT for U.S. federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and record keeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some U.S. federal, state and local taxes on our income generated in our TRSs.

We operate in two segments: investment portfolio and Constructive. Our segments are based on our organizational structure and the nature of the business activities. Our investment portfolio, which includes primarily mortgage-related residential assets, generates revenues, including interest income, net income (loss) from real estate and other income, for us. We derive the substantial portion of our revenues and income from our investment portfolio. Our investment portfolio is described in greater detail under “Investment Portfolio” below. Constructive represents the mortgage origination business conducted by Constructive, a business purpose loan lender specializing in rental and transitional loans for real estate investors, which generates revenues from the origination and sale of loans.

Our Investment Strategy

Our strategy is to own and manage a diversified portfolio of primarily mortgage-related single-family residential assets that include elements of credit risk and/or interest rate risk. As part of this strategy, we own and manage a leveraged portfolio of Agency investments primarily comprised of Agency fixed-rate RMBS and Agency ARMs that provide coupon income. We also intend to continue, subject to market conditions, to focus on credit assets, many of which we have originated or sourced through proprietary channels, including through our wholly-owned subsidiary, Constructive, that we believe will deliver more attractive risk-adjusted returns over time. In particular, we seek investment opportunities in markets where we believe we have a competitive advantage due to operational barriers to entry.

We define credit assets as (i) residential loans, including business purpose loans, which may be originated by Constructive, (ii) non-Agency RMBS, (iii) structured multi-family property investments and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest spread. We also own and manage investments in multi-family and single-family rentals. In 2022, we determined to strategically reposition our business through the opportunistic disposition of certain multi-family investments. We have allocated, and expect to continue to allocate, more capital to investments in single-family residential assets relative to multi-family assets in 2025 and subsequent years, with multi-family assets continuing to become a smaller part of our balance sheet. We may pursue opportunistic acquisitions of other types of assets and sectors that meet our investment criteria.

On July 15, 2025, we completed the acquisition of the remaining 50% interest in Constructive that was not previously owned by us. Constructive is a business purpose loan originator that operates in 48 states. Through Constructive, we originate business purpose loans to residential real estate investors, which supports our proprietary sourcing strategy and provides us access to credit assets consistent with our investment objectives. These loans may, from time to time, be retained on our balance sheet for investment or made available for sale to other real estate investors.

In light of current market and financing conditions, we are presently focused on acquiring assets with less price sensitivity to credit deterioration, such as Agency RMBS, and higher quality business purpose loans, including those sourced through Constructive, that will position our portfolio to better withstand economic stress. Selecting assets with lower credit exposure, either through agency guarantees, structure or collateral quality, can also reduce the overall risk profile of the portfolio and raise our interest income levels.

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

Subject to our investment guidelines, continued compliance with applicable REIT tax requirements, and our exclusion from registration as an investment company under the Investment Company Act, our investment strategy does not limit the amount of capital we may invest in any particular investment, asset class or type, or geographic concentration. Thus, our future investments may include asset classes or types different from the targeted or other assets described in this Annual Report on Form 10-K. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2025, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investment Portfolio

Our portfolio is substantially comprised of investments in two asset categories: single-family and multi-family residential investments.

Single-Family Investments

We have deep experience managing a diversified portfolio of mortgage-related single-family residential assets across the credit spectrum, including whole loan investments and investments in Agency and non-Agency RMBS. Consistent with our investment strategy and prevailing market conditions, in recent years, we have increasingly emphasized investment in Agency RMBS, reflecting their liquidity, government-sponsored credit support and ability to generate attractive risk-adjusted returns.

We also acquire single-family residential loans through a combination of proprietary sourcing channels, including relationships with select mortgage loan originators and secondary market institutions through bulk purchases and/or flow arrangements, as well as through Constructive, our wholly-owned business purpose loan originator. We do not directly service the mortgage loans we acquire, and instead contract with licensed third-party subservicers to handle substantially all servicing functions.

Set forth below is a description of the investments that substantially comprise our single-family investment portfolio.

Agency RMBS. Our leveraged Agency RMBS portfolio is a core component of our single-family investment strategy and is primarily comprised of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac. The Agency fixed-rate RMBS have been primarily backed by 15-year and 30-year residential fixed-rate mortgage loans, while the Agency ARMs have primarily included interest reset periods up to 120 months. We also own Agency IOs that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Freddie Mac or Ginnie Mae. In addition, we may invest in Agency TBAs. In managing our portfolio of Agency RMBS, we expect to employ leverage through the use of repurchase agreements to generate risk-adjusted returns, while maintaining liquidity and flexibility, subject to general and capital market conditions, among other factors.

Residential Loans. Our portfolio of residential loans consists of (i) short-term business purpose loans with terms generally of 12 to 24 months that are collateralized by residential properties and made to investors who intend to rehabilitate and sell the property for a profit, or "business purpose bridge loans," (ii) business purpose loans that finance (or refinance) non-owner occupied residential properties that are or will be rented to one or more tenants, or "business purpose rental loans," (iii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iv) seasoned performing, re-performing, non-performing and other delinquent mortgage loans secured by first liens on residential properties and (v) second mortgages. In connection with our acquisitions of residential loans, we or a third-party due diligence firm perform an independent review of the mortgage loan files to assess, where applicable, the value and condition of the underlying property, the completeness of the loan file package, the historical servicing of the mortgage loan, the compliance of the loan with existing guidelines and our ability to enforce the contractual rights associated with the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, often including the enforceability of the lien on the mortgaged property. In the case of any loans originated by Constructive and sold to real estate investors, Constructive will provide the buyer of those loans with certain representations and warranties or an obligation to repurchase such loans upon certain events. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

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

Single-Family Rental. We also participate in the U.S. Department of Housing and Urban Development Housing Choice Vouchers program administered by local public housing agencies (“PHAs”) in which we acquire and then rent single-family rental homes to families that are eligible. We target PHAs with programs that help families with children move into high-opportunity neighborhoods with low poverty, high-performing schools, low crime and strong community resources in various markets, including Chicago, IL, Baltimore, MD and Houston, TX. The goal of the program is to promote better health and life satisfaction for these families. As of December 31, 2025, we owned 471 single-family rental properties, the majority of which are located in Illinois and Maryland.

Multi-Family Investments

As of December 31, 2025, our multi-family investment portfolio consists of credit-oriented investments such as preferred equity investments and a cross-collateralized preferred equity and joint venture equity investment (or a "cross-collateralized mezzanine lending investment") in multi-family properties. These investments are generally focused on middle-market multi-family apartment communities located in secondary and tertiary markets. Currently, we do not operate or manage multi-family properties on a day-to-day basis and generally participate as a capital provider alongside experienced property-level operators.

Mezzanine Lending. As of December 31, 2025, our multi-family credit exposure is principally reflected through preferred equity investments and, historically, mezzanine loan investments (together, “Mezzanine Lending”) in entities that directly or indirectly own multi-family properties. Preferred equity investments are not secured by mortgages on the underlying real estate; however, they generally have priority over common equity with respect to cash flow distributions and proceeds from capital events. Mezzanine loans, when held, are typically senior to the borrower’s equity interests and subordinate to a senior mortgage loan and are generally secured by pledges of ownership interests in the property-owning entities.

Our Mezzanine Lending investments typically include contractual return features and protective provisions, which may include covenants limiting certain actions of the property owner and, in some cases, remedies that provide enhanced control rights upon the occurrence of specified default events. These investments are generally structured alongside a senior mortgage loan and, when combined with such loan, typically result in total loan-to-value ratios ranging from approximately 70% to 90%.

Preferred equity investments generally include mandatory redemption provisions aligned with the maturity of the related senior mortgage financing, and we generally intend to hold such investments until their contractual redemption dates. As of December 31, 2025, 100% of our Mezzanine Lending assets were structured as preferred equity investments.

Cross-Collateralized Mezzanine Lending

In December 2021, we entered into a cross-collateralized mezzanine lending investment in an entity that presently owns nine multi-family properties in six states. We are a co-manager of the entity and, as of December 31, 2025, owned an approximate 27% common equity interest and approximately $144.1 million of preferred equity interests in the entity, respectively. Pursuant to the terms of the operating agreement for the entity, subject to certain conditions, the other investors in the entity have the ability to sell their ownership interests to us, at their election, on an annual basis at the current fair value of their interests.

Joint Venture Equity. We have historically also owned joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us was variable and was made on a pro rata basis between us and our operating partners. Due to certain control provisions, we consolidated certain joint ventures into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that financed the real estate assets, were included in our consolidated balance sheets.

We completed our disposition of the majority of our ownership interests in our joint venture equity investments in multi-family properties during the year ended December 31, 2025. We do not anticipate making additional joint venture equity investments in multi-family properties that make us a majority or significant minority common equity owner in the future. However, we may agree to make common equity investments in multi-family properties akin to a "general partner"-like capital contribution in connection with one or more agreements to manage third party investments in multi-family properties.

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

Our Financing Strategy

We employ leverage as part of our financing strategy and strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and long-term repurchase agreements and structured financings, including securitizations and long-term senior and subordinated debt. Our approach to leverage is based on the type of asset, underlying collateral and overall market conditions with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, our maximum leverage ratios for each eligible asset portfolio are (i) 15:1 in the case of more liquid Agency securities, (ii) between 1:1 and 4:1 in the case of our more illiquid assets, such as our non-Agency RMBS and multi-family investments and (iii) 8:1 in the case of our residential loans. Our target total debt leverage ratio should not be greater than 6:1. This target may be adjusted from time to time by our Board of Directors depending on the composition of our overall portfolio, market conditions and such other factors deemed relevant by our Board of Directors.

As of December 31, 2025, our Company recourse leverage ratio, which represents our total recourse debt divided by our total stockholders' equity, was approximately 5.0 to 1. Our Company recourse leverage ratio does not include debt associated with securitizations or other non-recourse debt, such as mortgages payable on real estate and non-recourse repurchase agreement financing. Our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreements divided by our total stockholders' equity, was approximately 4.7 to 1 as of December 31, 2025. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We rely on repurchase agreements to fund the purchase of investment securities, a portion of our residential loans and single-family rental properties. In addition, Constructive utilizes warehouse facilities to fund the origination of business purpose loans prior to their sale or retention on our balance sheet. The repurchase agreements and warehouse facilities have terms ranging from 30 days to 24 months and bear interest rates that are linked to the Secured Overnight Funding Rate (“SOFR”), a short-term market interest rate used to determine short-term loan rates. In most cases under these agreements and facilities, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the assets that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral that is determined by the financing counterparty. These valuations may be internally derived, obtained from generally recognized sources or observed from recent trading activity. Most of our repurchase agreements and warehouse facilities include margin-type provisions that require the posting of additional collateral or repayment of a portion of outstanding borrowings if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments. Applicable interest rates and haircuts vary based on the underlying collateral pledged.

Our financings for residential loans and investment securities may also include longer-term structured debt financing, such as securitizations where the assets we intend to finance are contributed to a special purpose entity (“SPE”) and serve as collateral for the financing. We issue debt through securitizations for the primary purpose of obtaining longer-term non-recourse financing on these assets. Securitizations provide little to no exposure to collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets.

Pursuant to the terms of any longer-term debt financings we utilize, our ability to access the cash flows generated by the assets serving as collateral for these borrowings may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. As part of our longer-term master repurchase agreements that finance certain of our credit assets, such as residential loans, we have provided a guarantee with respect to certain terms incurred by certain of our subsidiaries and we may provide similar guarantees in connection with future financings.

We have consolidated our cross-collateralized mezzanine lending investment and have consolidated or may consolidate certain Mezzanine Lending investments on which a default has occurred into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts, and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

For more information regarding our outstanding financing instruments at December 31, 2025, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

We use derivative instruments as part of our risk management activities to manage exposure to changes in interest rates, market values, credit performance and broader geopolitical and market conditions affecting our assets and liabilities. We do not apply hedge accounting to our derivative instruments, and changes in fair value are recognized in current period earnings.

Our derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury and commodity futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also enter into other mortgage-related derivative instruments. In addition, Constructive may enter into interest rate lock commitments (“IRLCs”) in connection with the origination of business purpose loans.

We primarily use interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for us making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage our position with regard to our liabilities, we may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate we pay or receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.

We may use TBAs as part of our Agency RMBS strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. We typically do not take delivery of TBAs, but rather settle with our trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We may also utilize U.S. Treasury futures to manage exposure to changes in interest rate risk.

In addition, we may, from time to time, utilize commodity futures, credit default swap index contracts, equity index options and credit default swap index options to manage broader market, geopolitical, interest rate or credit-related risks.

As it relates to the variable-rate mortgages payable in our Consolidated Real Estate VIEs, the entities may be required by the lender to enter into interest rate cap contracts. In addition, with respect to one of our financings under repurchase agreements, the lender has, in the past, required us to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

In managing our hedging activities, we utilize model-based risk analysis to evaluate the sensitivity of our assets, liabilities and cash flows to changes in interest rates, prepayment speeds, credit performance and other market factors. While these instruments are intended to reduce certain risks, they may not fully offset the impact of adverse market movements.

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

Human Capital

As of December 31, 2025, we had 221 full-time employees, including our executive management team, 160 (or 72%) of which are directly engaged in the operations of Constructive. Our employees are generally located in offices in New York, NY, Charlotte, NC, Woodland Hills, CA and Oakbrook Terrace, IL, while certain of our employees work on a fully remote basis. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefit our operations. We are committed to maintaining workplaces that are inclusive and free from discrimination or harassment based on age, disability, race, ethnicity, gender identification or expression, national origin, sexual orientation, religion, pregnancy, marital and familial status and other statuses protected by law.

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws, rules and regulations and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate lending activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set refinancing, loan modification, servicing, collection, foreclosure, repossession, eviction and claims-handling procedures and other trade practices. Some of the laws, rules and regulations to which we are or may be subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. We originate loans through Constructive and, although we do not directly service residential loans, we must comply with various federal and state laws, rules and regulations as a result of owning RMBS, residential loans and MSRs, including, among others, rules promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999.

In our judgment, existing statutes, rules and regulations have not had a material adverse effect on our business, although we do incur significant ongoing costs to comply with them. Additionally, because issues related to residential housing and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, institutional ownership of residential housing, and the participants in residential housing-related industries than they would with respect to other industries. While additional new legislative and regulatory reforms in these areas may be adopted and existing legislation and regulations may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Operating and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized to comply with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

Investment Company Act Exclusion

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an “investment company” under the Investment Company Act because we and our subsidiaries either do not come within the definition of “investment company” under the Investment Company Act or qualify for an exemption or exclusion from registration under the Investment Company Act. We and certain of our subsidiaries rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act. We and certain of our subsidiaries have in the past and may in the future conduct our operations so that we are not considered an investment company under Section 3(a)(1) of the Investment Company Act.

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

Certain of our subsidiaries that hold mortgage loans through majority-owned subsidiaries may rely on the exemption provided by Section 3(c)(6) of the Investment Company Act, which excludes from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in a business, among others, described in Section 3(c)(5)(C) of the Investment Company Act (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or additional businesses other than investing, reinvesting, owning, holding or trading in securities. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the SEC staff could require us to adjust our strategy accordingly.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” does not include, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

If we or one or more of our subsidiaries fail to maintain an exclusion or exception from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) to effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, among other things. Further, if we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. For further discussion, please see the risk factor titled “Maintenance of our exemption from registration as an investment company under the Investment Company Act imposes significant limits on our operations” in Part I, Item “1A. Risk Factors” in this Annual Report on Form 10-K.

Corporate Offices

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 90 Park Avenue, New York, NY, 10016 and our telephone number is (212) 792-0107. We also maintain offices in Charlotte, NC, Woodland Hills, CA and Oakbrook Terrace, IL.

Access to Our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.adamasreit.com. We make available free of charge, through our internet website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and to our other employees. We have also adopted a Code of Ethics for senior financial officers, including the principal financial officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of these Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website at www.adamasreit.com, under “Governance Documents”. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder upon request in writing to Adamas Trust, Inc., c/o Secretary, 90 Park Avenue, Floor 23, New York, New York, 10016. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

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

• our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

• our ability to maintain our exemption from registration under the Investment Company Act;
• impairments and declines in the value of the collateral underlying our investments;

•changes in the benefits we anticipate from the acquisition of Constructive;

•our ability to effectively integrate Constructive into our Company and the risks associated with the ongoing operation thereof;

• our ability to manage or hedge credit risk, interest rate risk, and other financial and operational risks;

• our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and

• risks associated with investing in real estate assets and/or operating companies, including changes in business conditions and the general economy, the availability of investment opportunities and conditions in markets for residential loans, mortgage-backed securities, structured multi-family investments and other assets that we own or in which we invest.

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

Risks Related to Our Business
•Declines in the market values of our investments may adversely affect periodic reported results and credit availability.
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
•Our investment portfolio may at times be concentrated in certain asset types or secured by properties concentrated in a limited number of real estate sectors or geographic areas, which increases our exposure to economic downturns and risks associated with the real estate and lending industries in general.
•Prepayment rates can change, adversely affecting the performance of our assets.
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
•Our preferred equity investments involve greater risks of loss than more senior loans secured by income-producing properties.
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
•Maintenance of our Investment Company Act exemption imposes significant limits on our operations.
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

Risks Related to Our Business

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce our earnings, book value and the market value of our securities and, in turn, may constrain our liquidity and cash available for distribution to our stockholders.

The market value of our investments may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investments. Changes in the market values of our investments where the Company elected the fair value option will be reflected in earnings and changes in the market values of our investments where the Company did not elect the fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of our investments may reduce our earnings, book value and the market value of our securities. From early 2022 through late 2024, the Federal Reserve significantly raised the target range for the federal funds rate and held the target range at such relatively elevated levels. Such elevated interest rates contributed to valuation declines in certain portions of our investment portfolio during a portion of this period.

A decline in the market value of our interest-bearing assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, as has occurred in the past, which reduces our liquidity and may limit our ability to leverage our assets. In addition, if we are, or anticipate being, unable to post the additional collateral, we may have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate or make more difficult our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders. Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur realized losses.

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

As of December 31, 2025, 35% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

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

An increase in interest rates may cause a decrease in the availability of certain of our targeted assets, including Agency RMBS, and could cause our interest expense to increase, which could materially adversely affect our ability to acquire targeted assets that satisfy our investment objectives, our earnings and our ability to make distributions to our stockholders.

A higher interest rate environment, which we have experienced since 2022, generally results in a reduction in the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, including Agency RMBS, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. We also expect that higher interest rates will cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience, as certain of them did in 2024, a decline in their fair value and/or provide yields that are below prevailing market interest rates. If higher interest rates or interest rate volatility cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.

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

Similarly, as of December 31, 2025, approximately 31% of our total investment portfolio was comprised of residential loans and non-Agency RMBS, and 63% was comprised of Agency RMBS. Moreover, as of December 31, 2025, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, were concentrated in California, Florida, Texas, New York, New Jersey, Pennsylvania and Ohio among other states. California is particularly susceptible to earthquake and wildfire risks while Florida and Texas are susceptible to hurricane, wind and flood risks. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns or developments relating generally to such region, type of borrower, asset or sector may result in defaults or losses on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders. See “-Our business is subject to risks particular to real property and real estate-related assets.”

Residential loans are subject to increased risks of loss.

We acquire and manage residential loans, including performing, re-performing, non-performing and business purpose loans, which we also originate, and loans that may not meet or conform to the underwriting standards of any GSE. Residential loans are subject to increased risks of loss. Unlike Agency RMBS, the residential loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior securities of RMBS. A residential loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

As of December 31, 2025, approximately 21% of the asset value of our total investment portfolio is comprised of business purpose loans. Business purpose loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not a loan is originated in accordance with our underwriting standards for such loans, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Moreover, in the case of business purpose loans made to a borrower who then rents the property to a tenant, local, state or federal government eviction proceeding requirements may delay foreclosure or liquidation proceedings or cause us to incur additional expense. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

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

Our investments include or may include subordinated tranches of RMBS, CMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of residential mortgage loans, multi-family or other commercial mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2025, our portfolio included approximately $145.9 million of subordinated, first loss non-Agency RMBS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on the residential loans we own and those that underlie our RMBS and some of the multi-family investments we have originated or acquired is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans.

In general, “premium” assets (i.e., assets, such as Agency RMBS, whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium assets carry will be earned for a shorter period of time. Generally, “discount” assets (assets whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Because our portfolio is comprised of both premium assets and discount assets, our portfolio may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.

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

Some of the multi-family investments we have originated and hold allow the borrower or operating partner to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower or operating partner to extend the term of the instrument beyond the originally scheduled maturity. Because the decision to prepay or extend such an instrument is typically controlled by the borrower or the operating partner, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for the majority of our investments.

We have elected the fair value option accounting model for the majority of our investments and certain of our liabilities. Changes in the fair value of assets and liabilities accounted for using the fair value option are recorded in our consolidated statements of operations each period, which have resulted in volatility in our financial results from period to period in the past. There can be no assurance that such volatility in periodic financial results will not occur during 2026 or in future periods.

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

Our preferred equity investments involve greater risks of loss than more senior loans secured by income-producing properties.

We own preferred equity investments in entities that own one or more multi-family properties. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property because our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our preferred equity investment or debt senior to our loan, or in the event of an operating partner bankruptcy, our preferred equity investment will be satisfied only after all senior and subordinated debt is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our investment documents, assign or transfer our interests, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to preferred equity issuers. As a result, we may not recover some or all of our investment, which could result in significant losses.

Declining real estate valuations and impairment charges to real estate assets have adversely affected our earnings and financial condition in the past and may adversely affect our earnings and financial condition in the future.

We periodically evaluate real estate assets for indicators of impairment, which include, among other indicators, deteriorating operational performance, declining market conditions, legal and environmental concerns, and our ability and intent to hold each asset. If impairment indicators exist for long-lived assets to be held and used, we may record an impairment of real estate to reduce the carrying value of such asset to its estimated fair value. Real estate assets that are held for sale are recorded at the lower of their net depreciated carrying amount or estimated net fair value. In the event that the estimated net fair value of a real estate asset is determined to be less than its net depreciated carrying amount, an impairment of real estate is recorded on our consolidated statements of operations for the amount of the difference. Subsequent decreases, if any, in the net fair value of the real estate assets held for sale are recorded as impairments of real estate. Further, if real estate investments are determined to no longer meet the criteria to be accounted for as held for sale, they are returned to held and used at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the real estate or joint venture equity investment, and downward adjustments, if any, are reported in loss on reclassification of disposal group in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, we recognized net impairment losses of approximately $9.8 million and $48.9 million, respectively. During the year ended December 31, 2024, we also recognized losses on reclassification of disposal group of approximately $14.6 million. These losses have a direct, adverse impact on our net income because recording an impairment loss or loss on reclassification of disposal group results in an immediate negative adjustment to net income. Impairment charges, such as those incurred in recent years, adversely affected our financial condition, results of operations, book value, cash available for distribution, including cash available for us to pay distributions to our stockholders, and per share trading price of our common stock. Such impairment charges could adversely affect our earnings and financial condition in the future.

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

The Mezzanine Lending investments we own may be adversely affected by a default on any of the loans or other instruments that underlie those securities or that are secured by the related property. See “- Our investments may include subordinated tranches of RMBS, CMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.”

Actions of our operating partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions that are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We own preferred equity investments in owners of multi-family properties as part of our investment strategy. We consider such owners to be our operating partners with respect to the acquisition, improvement, operating or financing of the underlying properties, as the case may be. We may also make indirect investments in properties through other arrangements. Actions by our operating partners or the property managers of the multi-family properties which underlie our investments are generally out of our control and may subject us to liabilities in excess of those contemplated and thus reduce our investment returns. As such, these investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•operating partners may share or control certain approval rights over major decisions, which, among other things, may limit our ability to dispose of or refinance properties on a timely basis or at all;

•operating partners may have interests or goals that are or become inconsistent with our interests or goals;

•operating partners might become insolvent, bankrupt or otherwise refuse or be unable to meet their obligations to us or the venture, which we have experienced in recent years;

•operating partners may not perform their property oversight responsibilities or may take actions contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT; and

•operating partners or the entities in which we invest may not timely provide us with accurate financial information or may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

Additionally, if we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as a result of the exercise of such right when we would otherwise prefer to keep our interest. Pursuant to the operating agreement for our cross-collateralized mezzanine lending investment, third party investors have the ability to sell their ownership interests to us at their election once a year subject to annual minimum and maximum amount limitations and we are obligated to purchase such interests for cash. We may not have sufficient cash, available borrowing capacity or other capital resources to allow us to finance the purchase of such interests, which may cause us to breach our obligations under the operating agreement, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture without our operating partner's consent.

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

As part of our acquisition or underwriting process for certain assets, including, without limitation, residential loans, non-Agency RMBS, indirect multi-family property investments, CMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase or our projection for that purchase will prove successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

Many of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Similarly, our multi-family investments may require the consent of our operating partner or a lender to transfer or sell our investment and may also be less attractive to a buyer due to certain contractual provisions. Moreover, because many of our assets are subordinated to more senior securities or loans or depend on the ability of a borrower, tenant or operating partner to meet their contractual obligations, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. In addition, investments in MSRs are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets, as was the case in March 2020 when the COVID-19 pandemic caused significant turmoil in our markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations, cash flow and financial condition.

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

Our investments in residential loans are difficult to value and such valuations are dependent upon the borrower’s ability to service or refinance their debt and, in the case of business purpose loans made to borrowers who rent the respective collateral property, are also dependent upon such collateral property’s rental income. The valuation of our investments in residential loans, our liquidity and results of operations could be materially and adversely affected by a residential loan borrower’s inability to service or refinance their loan and/or the inability of a collateral property to produce sufficient rental income.

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (“RPL”s) and non-performing loans (“NPL”s), among others. RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If we foreclose on underlying properties, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them.

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, mortgage lenders may have adjusted their loan programs or underwriting standards since the borrower first obtained their now NPL or RPL, which has in the past reduced and may in the future reduce the availability of mortgage credit to prospective borrowers and the availability of financing alternatives for borrowers seeking to refinance their mortgage loans. In addition, the value of some borrowers’ homes may decline below the amount of the mortgage loans on such homes resulting in higher loan-to-value ratios, which may leave the borrowers with insufficient equity in their homes to permit them to refinance. With prevailing mortgage interest rates remaining meaningfully elevated from their recent low levels in 2020 through part of 2022, these risks may be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

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

While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, “phishing” attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Threat actors continue to use increasingly sophisticated techniques and tools to gain unauthorized access to enterprise data and information systems, and the use of artificial intelligence may increase the effectiveness and harm caused by such attacks. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, operating partners and the companies in which we invest from time to time, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. We have further developed and enhanced our cybersecurity systems and processes that are intended to protect this type of data and information but they may not be effective in preventing unauthorized access in the future and such unauthorized access could have a material adverse effect on our business and financial results. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

Security breaches could also significantly damage our reputation with existing and prospective business partners, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity tools.

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

Our acquisition of the remaining 50% ownership interest in Constructive not previously held by us, or future acquisition targets, could fail to improve our business or result in diminished returns and could increase our cost of doing business.

In July 2025, we completed the acquisition of the remaining 50% ownership interest in Constructive, a leading originator of business purpose loans for real estate investors. In the future, we may engage in additional business acquisitions or investment activity. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, including with respect to Constructive, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

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

Directly originating mortgage loans through Constructive could expose us to new or increased risks, including increased regulation, additional litigation, challenges in integrating operations, failure to maintain effective internal controls, and other unknown liabilities and increased expenses associated with the business of originating mortgage loans.

With our acquisition of Constructive, we commenced the operation of a new business segment, the direct origination of business purpose loans through a wholly-owned subsidiary. Directly originating business purpose loans could expose us to new or increased risks compared to our historical business activities, including increased regulation by federal and state authorities, additional and different types of litigation, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisition or the business of originating mortgage loans.

For example, we currently purchase a portion of the loans originated by Constructive, with Constructive selling the majority of its loans to third parties. A reduction in demand among third parties for Constructive’s loans could negatively impact the value or the cost of the loans originated by Constructive, which could result in our experiencing material losses. Moreover, Constructive’s loan sale agreements may require Constructive to repurchase or substitute loans or indemnify or reimburse purchasers for losses in the event Constructive breaches a representation or warranty made to the loan purchaser regarding, among other things, certain characteristics of those loans sold, including characteristics Constructive seeks to verify through its underwriting and due diligence efforts. Financing for repurchased loans may be limited or unavailable, and may incur a steep discount to their repurchase price from financing counterparties. Repurchased loans may also be sold at a significant discount to the loan's unpaid principal balance. Significant repurchase activity could harm our business, cash flow, results of operations and financial condition.

Further, Constructive records a reserve for potential losses associated with its potential liabilities relating to representations and warranties based on historical experience and management’s assessment of incurred losses on previously sold loans that remain outstanding. As a result, we may not have sufficient reserves relating to potential liabilities arising from a breach of a representation or warranty made by Constructive to a third party purchaser.

Additionally, due to the extensive governmental regulation of the mortgage industry, we and Constructive are required to comply with a wide array of laws, rules and regulations, including mortgage originator licensure and federal and state consumer lending regulations, which concern, among other things, the manner in which Constructive conducts its loan origination business and the collection, use, retention, protection, disclosure, transfer and processing of personal information by us and Constructive. Constructive’s originations of business purpose loans may inadvertently fail to comply with state and federal regulatory regimes, which could cause fines, legal liability, or material negative impact to the origination business. Governmental authorities and various U.S. federal and state agencies may have broad oversight and supervisory authority over Constructive’s mortgage loan origination business. These regulations require ongoing compliance, monitoring and internal and external compliance audits as they continue to evolve. The risks of noncompliance with these laws and regulations include, among other things, the loss of licenses and approvals to engage in lending businesses, costs associated with defending investigations and enforcement actions or resulting administrative fines and penalties and civil and criminal liability, including class action lawsuits. Noncompliance with laws or regulations or changes in laws or regulations could be detrimental to Constructive’s business and, as a result, adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.

Further, our acquisition of Constructive increases our overall number of employees, including remote employees, and adds additional office locations. We expect our general & administrative expense as a percentage of our stockholders’ equity to increase and we may be unable to effectively integrate the new team or manage the costs associated with this new business. Moreover, in the future, we may originate other housing-related investments that could expose us to similar risks as those described above with respect to originating mortgage loans. We can provide no assurance that we will be effective in managing these additional risks or that such risks will not materially adversely impact our business or our cost of doing business.

Risks Related to Debt Financing and Our Use of Hedging Strategies

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions and originations. This includes financing arrangements used by Constructive, which relies on warehouse facilities to fund its operations. The capital and credit markets have experienced significant levels of volatility and disruption in recent years that have generally negatively impacted the availability of credit from time-to-time. Volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent. Such volatility or disruption could also limit or halt our access to securitization financing.

Although we finance some of our assets with longer-term financing, we have also historically relied on access to short-term borrowings, including repurchase agreements to finance our investments and warehouse facilities in the case of Constructive to fund its operations. Because these financing agreements typically have terms of one year or less, our counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and such counterparties have imposed and may in the future impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing financing agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

We leverage our equity through borrowings, generally through the use of repurchase agreements, warehouse facilities, longer-term structured debt, such as CDOs and other forms of secured debt, or corporate-level debt, such as senior unsecured notes and convertible notes. We may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. The capital and credit markets have experienced significant levels of volatility and disruption in recent years that has generally negatively impacted the availability and/or terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate due to unavailability or less attractive terms or otherwise, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We utilize non-recourse securitizations and recourse structured financings of our investments in residential loans or investment securities to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. Some securitizations are treated as financing transactions for GAAP, while others are treated as sales. In a typical securitization, we convey assets to an SPE, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. In exchange for conveying assets to the SPE, we may receive the ownership certificate or residual interest in the securitization and we frequently retain a subordinated interest in the securitization. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. There can be no assurance that we will be able to access the securitization markets in the future or be able to do so at favorable rates to finance the assets we accumulate as part of our investment strategy. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at inopportune times or prices, which could adversely affect our performance and our ability to grow our business.

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

The repurchase agreements that finance a portion of our investment portfolio and certain of our other existing financing arrangements, including our senior unsecured notes and Constructive's warehouse facilities, and those we enter into in the future, contain or may contain financial covenants. Negative impacts on our business, including those caused by significant market disruptions or an economic downturn, have and/or may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

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

Subject to compliance with the requirements to maintain our qualification as a REIT, we may engage in certain hedging transactions to manage our exposure to interest rate, credit, geopolitical and market risks. These hedging instruments may include the use of interest rate swaps, interest rate swaptions, interest rate caps, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk, as well as credit default swaps, commodity futures and options contracts such as options on credit default swap indices, equity index options to manage credit, geopolitical and market risks that may impact our portfolio.

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

Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing geopolitical and market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

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

•hedging can be expensive, particularly during periods of volatility;

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

Volatility in the market value of certain derivatives we use to manage exposures to geopolitical and general market risks may cause volatility in our net income.

From time to time, we use commodity futures to manage our exposure to geopolitical and general market risk. We recognize gains and losses based on changes in the values of these commodity derivatives. The Company elected not to apply hedge accounting for its derivative instruments; accordingly, all changes in fair value are reported on the consolidated statements of operations as gains (losses) on derivative instruments, net. Changes in the values of our commodity derivatives may cause volatility in our net income.

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

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, and fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. In addition, disagreements over the federal budget and federal debt limits have increasingly led to the actual or near shutdown of the U.S. Government. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely impacted.
The downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to concerns surrounding the burgeoning U.S. Government budget deficit. More recently, Fitch Ratings downgraded the U.S.'s long-term credit rating in August 2023 from “AAA” to “AA+” due primarily to expected fiscal deterioration and the erosion of governance that has led to repeated debt limit standoffs. On May 16, 2025, Moody's Ratings downgraded the U.S.'s long-term issuer and senior unsecured ratings from “Aaa” to “Aa1” due, in part, to concerns that federal deficits will widen. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with some of the targeted assets in our portfolio or those we may seek to acquire. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

The U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency (the “FHFA”), their federal regulator in 2008. Since that time, regulators and market participants have questioned the continuation of the guarantee structure and other aspects of Fannie Mae and Freddie Mac. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac and the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In October 2025, reports surfaced that investment banks have been in preliminary discussions with the current administration about potential public offerings of Fannie Mae and/or Freddie Mac securities. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions, if any, that the U.S. Government will ultimately take with respect to these entities.

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

Maintenance of our exemption from registration as an investment company under the Investment Company Act imposes significant limits on our operations.

We have conducted and intend to continue to conduct our and our subsidiaries' operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release suggests that the SEC may modify the exclusion relied upon by companies similar to us that invest in mortgage loans and MBS, although no such action has been taken at this time. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common stock. Further, if we or any of our subsidiaries were deemed to be an unregistered investment company, we or our subsidiaries, as applicable, could be subject to monetary penalties and injunctive relief, we or our subsidiaries, as applicable, could be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions undertaken during the period in which we or any of our subsidiaries, as applicable, were deemed to be an unregistered investment company.

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

Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to reputational harm, monetary penalties and the risk of the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. Moreover, as an owner of a residential loan originator, our business and reputation could be negatively impacted if such originator fails to comply with such federal, state and local laws, rules and regulations or receives negative media or marketing attention related to its operations. If loans in our portfolio or those originated by entities in which we have or have previously made an investment are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.

Our business is subject to extensive regulation.

Our business and many of the assets that we invest in, particularly residential loans and mortgage-related assets, are subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations and the securities exchange on which our capital stock is listed for which we incur significant ongoing compliance costs. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject, including the Dodd-Frank Act and various predatory lending laws, are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. For example, during 2025, lawmaking bodies in several different states have proposed legislation intended to restrict certain business entities, pooled investment funds and institutional purchasers from acquiring, owning, or, in some cases, obtaining an interest in, single-family residential real estate within their state. We are unable to predict whether United States federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could include MBS we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

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

Under certain circumstances, taxable distributions of our stock or debt securities may entitle us to a dividends paid deduction and count toward satisfaction of the 90% distribution test. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments and rapid changes in the market value or income potential of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion or exemption from regulation under the Investment Company Act.

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

If the market value or income potential of our assets declines, we may need to acquire additional assets and/or liquidate certain types of assets in order to maintain our REIT qualification or our exclusion or exemption from the Investment Company Act. If the decline in the market value and/or income of our assets occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of the certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification and Investment Company Act considerations, which could materially and adversely affect us.

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

We own preferred equity investments and a cross-collateralized mezzanine lending investment that are treated as partnership interests for U.S. federal income tax purposes. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, or subject us to the prohibited transactions tax, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.

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

Moreover, even if the “protective” TRS election were to be effective in the event of the failure of our subsidiary REIT to qualify as a REIT, such subsidiary REIT would be subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% (25% for taxable years beginning on or after January 1, 2026) of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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

We purchase and sell Agency RMBS through TBAs and recognize income or gains on the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. There is no direct authority with respect to the qualification of TBAs as real estate assets or government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on a legal opinion of Vinson & Elkins LLP (“V&E”) substantially to the effect that (i) our TBAs should be qualifying assets for purposes of the 75% asset test to the extent of the net positive value, if any, of a TBA and (ii) any gain recognized by us in connection with the settlement of our TBAs, whether physically settled or settled by an offsetting TBA, should be treated as qualifying income for purposes of the 75% gross income test. Opinions of counsel are not binding on the Internal Revenue Service (“IRS”), and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinion. In addition, it must be emphasized that V&E's opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge V&E's opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

We are substantially dependent upon the efforts of our Chief Executive Officer, Jason T. Serrano, our President, Nicholas Mah, and certain other key individuals employed by us. The sudden loss of Messrs. Serrano or Mah or any key personnel of our Company could have a material adverse effect on our operations.

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

The market price of our securities may be volatile and subject to wide fluctuations. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance or capitalization; actual or anticipated changes in our current or future dividend yield; changes in demand for the assets we acquire; and changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our securities will not fluctuate or decline significantly.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We, together with our third-party vendors, employ information technology including networks, systems, and applications to support our business and decision-making across the Company, including supporting the flow of information across our business processes. Our information technology infrastructure is susceptible to cybersecurity threats. We monitor our information technology systems, including through the use of information security procedures and risk management systems, and implement initiatives aimed at improving our cybersecurity measures. Our process for assessing, identifying, managing and addressing information security risks include:

•Information Security Management. Our information security oversight is managed by a full time Head of Information Technology that has over 20 years of experience in managing information technology and guiding organizations through technology strategy, cybersecurity risk mitigation, information technology process improvement initiatives and digital transformations. He also possesses relevant experience in improving a company's cybersecurity posture and data privacy policies. He holds a Bachelor of Science degree in Information Systems and oversees all of our information security initiatives, assesses cybersecurity risks, provides cybersecurity plans and identifies opportunities for the implementation of additional cybersecurity measures.

Our Information Technology team also includes a Senior Cybersecurity Engineer who has over 20 years of experience in Information Technology and Cybersecurity and holds multiple cybersecurity certifications such as Certified Ethical Hacker (CEH), Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP). He also holds a Bachelor of Science degree in Information Systems. The Senior Cybersecurity Engineer provides live, interactive annual information security training to our employees and executive officers and monitors the effectiveness of such training through quarterly phishing campaigns. The Senior Cybersecurity Engineer also assists in managing cybersecurity risks associated with third-party service providers by administering a due diligence questionnaire for the Company's third-party service providers that includes a cybersecurity risk assessment and provides guidance for remediation of security gaps.

•Third-Party Consultant. We also engage a third-party information security consultant to assist in managing our risk posture. This consultant conducts periodic tests and analyses of our defensive and detective information security controls, including annual penetration tests and risk assessments as well as regular vulnerability scans and assessments.

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

•Enterprise Risk Assessment. The Company completes an enterprise risk assessment on a biennial basis that includes cybersecurity risks and mitigants. The results of each enterprise risk assessment are shared with the Board of Directors.

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

As of the date of this Annual Report on Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our security measures, we cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. For further discussion, please see the risk factors titled "Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results" and "We are highly dependent on information and communication systems and system failures and other operational disruptions could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders" in Part I, Item “1A. Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2025, our principal executive and administrative offices are located in leased space at 90 Park Avenue, New York, NY 10016. We also maintain offices in Charlotte, NC, Woodland Hills, CA and Oakbrook Terrace, IL.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “ADAM”. As of December 31, 2025, we had 90,303,863 shares of common stock outstanding and there were approximately 117 registered holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	4,246,184	$—	3,088,129

Performance Graph

The following line graph sets forth, for the period from December 31, 2020 through December 31, 2025, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE Nareit Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices was $100 as of December 31, 2020 and (ii) the reinvestment of all dividends.

	12/20	12/21	12/22	12/23	12/24	12/25

Adamas Trust, Inc.	100.00	110.65	87.66	83.07	66.96	91.34
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
FTSE Nareit Mortgage REITs	100.00	115.64	84.86	97.89	98.24	113.98

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. Subject to applicable securities laws, repurchases of the Company's common stock under the common stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the common stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended December 31, 2025, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of December 31, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

Preferred Stock

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the three months ended December 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of December 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an internally-managed REIT for U.S. federal income tax purposes focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive, we also originate business purpose loans for residential real estate investors. On September 3, 2025, we changed our name from New York Mortgage Trust, Inc. to Adamas Trust, Inc.

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

The year ended December 31, 2025 represented a strategically significant period for the Company. The year was marked by our corporate rebranding, acquisition of Constructive, earnings growth, record investment activity and further execution of the Company’s capital rotation strategy designed to enhance recurring income, improve portfolio liquidity and strengthen our operating platform.

Net income attributable to common stockholders was $101.1 million, or $1.12 per share, for the year ended December 31, 2025. Earnings available for distribution (“EAD”) per common share, a non-GAAP financial measure, increased 141% year-over-year to $0.89 per share. GAAP book value per share as of December 31, 2025 increased 3.4% to $9.60 and adjusted book value per share as of December 31, 2025 rose 2.7% to $10.63, resulting in an economic return of 12.72% and 11.01% on GAAP book value per share and adjusted book value per share, respectively, for 2025. Supported by this sustained earnings momentum, our Board of Directors declared quarterly dividends of $0.23 per share in the third and fourth quarters of 2025, a 15% increase from the first and second quarters, equating to a 12.6% dividend yield as of December 31, 2025.

During the year ended December 31, 2025, we achieved the highest level of annual investment activity in our history, expanding our investment portfolio by approximately $3.1 billion, or 42%, to $10.5 billion. Total acquisitions of $6.1 billion were primarily concentrated in Agency RMBS and business purpose loans, including $4.1 billion of Agency investments and $1.7 billion of business purpose loans. Our disciplined capital allocation continued to emphasize liquidity, stability, and shorter-duration exposure, with Agency RMBS now representing greater than a majority of our capital. We believe this repositioning has enhanced the resilience of our earnings profile and strengthened our ability to navigate evolving market conditions.

On July 15, 2025, we completed the acquisition of the remaining 50% interest in Constructive, resulting in full ownership and consolidation of Constructive’s financial results beginning in the third quarter of 2025. Constructive operates in 48 states and originated approximately $1.8 billion of loans over the year ended December 31, 2025, including $864.9 million since July 15, 2025. From July 15, 2025 to December 31, 2025, Constructive generated $26.6 million of mortgage banking income from origination and sale activity and incurred $8.1 million of direct loan origination costs. We believe our integration of Constructive expands the Company's presence in the residential credit ecosystem and establishes a scalable origination platform that we expect will support sustained earnings growth over time.

We also completed several capital markets and financing initiatives during the year ended December 31, 2025 designed to support future portfolio growth and further strengthen our balance sheet. During the year ended December 31, 2025, we completed four securitizations of performing, re-performing, and business purpose loans totaling approximately $945.5 million in net proceeds. In addition, we issued $82.5 million of 9.125% 2030 Senior Notes and $115.0 million of 9.875% 2030 Senior Notes, providing additional flexibility to fund new investments. As of December 31, 2025, our Company Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in "Capital Allocation" below) increased to 5.0x and 4.7x, respectively, from 3.0x and 2.9x as of December 31, 2024, primarily reflecting increased Agency RMBS financing, the acquisition and consolidation of Constructive and senior unsecured notes issuance activity.

We completed the wind-down of our multi-family joint venture equity investments during the year ended December 31, 2025. As of December 31, 2025, our multi-family exposure was limited to our Mezzanine Lending and cross-collateralized mezzanine lending portfolio, which continues to perform well, with a 25.8% payoff rate during the year and an average occupancy rate of 91% across underlying properties.

Our targeted assets include (i) Agency RMBS, (ii) residential loans, including business purpose loans, (iii) non-Agency RMBS and (iv) certain other mortgage-, residential housing- and credit-related assets, as well as strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, preferred equity and joint venture equity investments in multi-family properties, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

In January 2026, we completed the issuance of $90.0 million of our 9.250% Senior Notes due 2031 in an underwritten public offering, receiving $86.6 million in net proceeds.

In February 2026, the Company redeemed its 2026 Senior Notes at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million. The Company recognized a loss on extinguishment of debt related to the redemption totaling approximately $0.3 million.

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

Historical Financial Information

The following tables set forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2025, 2024, 2023, 2022 and 2021 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Interest income	$601,948	$401,280	$258,660	$258,388	$206,866
Interest expense	452,647	317,425	192,134	129,419	79,284
Net interest income	149,301	83,855	66,526	128,969	127,582
Net loss from real estate	(12,417)	(42,841)	(31,302)	(113,579)	(17,583)
Other income (loss)	123,859	(42,236)	(39,431)	(262,169)	156,511
General and administrative expenses	72,656	48,672	49,565	52,440	48,908
Portfolio operating expenses	28,011	30,688	23,952	40,888	26,668
Loan origination costs	8,101	—	—	—	—
Financing transaction costs	14,173	12,335	—	—	—
Net income (loss) attributable to Company's common stockholders	101,106	(103,785)	(90,035)	(340,577)	144,176
Basic earnings (loss) per common share	$1.12	$(1.14)	$(0.99)	$(3.61)	$1.52
Diluted earnings (loss) per common share	$1.10	$(1.14)	$(0.99)	$(3.61)	$1.51
Dividends declared per common share	$0.86	$0.80	$1.20	$1.60	$1.60
Weighted average shares outstanding-basic	90,427	90,815	91,042	94,322	94,808
Weighted average shares outstanding-diluted	91,510	90,815	91,042	94,322	95,242

Selected Balance Sheet Data:

	As of December 31,
	2025	2024	2023	2022	2021
Investment securities available for sale	$6,904,781	$3,828,544	$2,013,817	$99,559	$200,844
Residential loans	4,358,175	3,841,738	3,084,303	3,525,080	3,575,601
Residential loans held for sale	80,707	—	—	—	—
Multi-family loans	55,476	86,192	95,792	87,534	120,021
Equity investments	24,711	113,492	147,116	179,746	239,631
Real estate, net	553,496	623,407	1,131,819	692,968	1,017,583
Assets of disposal group held for sale	1,256	118,613	426,017	1,151,784	—
Goodwill	22,396	—	—	—	—
Total assets (1)	12,638,847	9,217,282	7,401,328	6,240,745	5,658,301
Repurchase agreements and warehouse facilities	6,753,417	4,012,225	2,741,113	737,023	554,259
Collateralized debt obligations	3,511,802	2,978,444	1,870,517	2,102,717	1,522,221
Senior unsecured notes	360,437	159,196	98,111	97,384	96,704
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Convertible notes	—	—	—	—	137,898
Mortgages payable on real estate, net	332,131	366,606	784,421	394,707	709,356
Liabilities of disposal group held for sale	122	97,065	386,024	883,812	—
Total liabilities (1)	11,208,410	7,806,148	5,773,202	4,376,634	3,226,519
Redeemable non-controlling interest in Consolidated VIEs	3,016	12,359	28,061	63,803	66,392
Company's stockholders' equity	1,426,922	1,394,720	1,579,612	1,767,216	2,341,031
Total equity	1,427,421	1,398,775	1,600,065	1,800,308	2,365,390

(1)Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are included in the following table (dollar amounts in thousands):

	As of December 31,
	2025	2024	2023	2022	2021
Consolidated VIEs
Assets	$4,367,560	$3,988,584	$3,816,777	$4,261,097	$2,940,513
Liabilities	$3,881,273	$3,477,211	$3,076,818	$3,403,257	$2,235,665

Investing Activity

During the year ended December 31, 2025, we continued to expand our investment securities and residential loan portfolios and completed our purchase of the outstanding membership interests in Constructive that were not previously owned. Our investment activity was offset primarily by repayments and sales of investment securities and residential loans. The following table presents investing activity for the year ended December 31, 2025 (dollar amounts in thousands):

	December 31, 2024	Acquisitions/Originations (1)	Repayments (2)	Sales	Transfers/Initial Consolidation (3)	Fair Value Changes and Other (4)	December 31, 2025
Investment securities
Agency RMBS and TBAs (5)	$3,136,812	$4,118,518	$(656,741)	$(91,791)	$—	$126,678	$6,633,476
Non-Agency RMBS	69,687	1,550	(39,714)	(4,573)	—	(1,358)	25,592
U.S. Treasury securities	622,045	274,209	—	(658,763)	—	8,222	245,713
Total investment securities available for sale and TBAs	3,828,544	4,394,277	(696,455)	(755,127)	—	133,542	6,904,781
Consolidated SLST (6)	148,508	12,179	(14,820)	—	—	5,654	151,521
Total investment securities	3,977,052	4,406,456	(711,275)	(755,127)	—	139,196	7,056,302
Residential loans (7)	2,876,066	1,665,218	(1,329,193)	(169,850)	131,450	18,807	3,192,498
Residential loans held for sale	—	840,069	(259)	(450,317)	(329,174)	20,388	80,707
Preferred equity investments, mezzanine loans and equity investments	199,684	—	(62,400)	—	(37,664)	(19,433)	80,187
Equity investments in consolidated multi-family properties (8)	151,210	3,399	(10,844)	—	—	9,188	152,953
Equity investments in disposal group held for sale (9)	19,504	3,080	(16,230)	(500)	500	(5,830)	524
Single-family rental properties	142,246	1,488	—	(7,993)	—	(6,900)	128,841
MSRs	21,003	—	—	—	3,546	(3,656)	20,893
Total investments	$7,386,765	$6,919,710	$(2,130,201)	$(1,383,787)	$(231,342)	$151,760	$10,712,905

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
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, net loss from real estate attributable to the Company and transfers of residential loans to real estate owned.
(5)Includes TBAs that are recorded as derivative instruments in the Company's consolidated financial statements. There were no TBAs outstanding as of December 31, 2025 and 2024.
(6)Consolidated SLST is primarily presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2025 and 2024, respectively, follows (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Residential loans, at fair value	$1,165,677	$965,672
Deferred interest (a)	(7,237)	(5,573)
Less: Collateralized debt obligations, at fair value	(1,006,919)	(811,591)
Consolidated SLST investment securities owned by Adamas	$151,521	$148,508

(a)Included in other liabilities on our consolidated balance sheets as of December 31, 2025 and 2024.

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
(9)The Company completed its disposition of the real property held by its joint venture equity investments in multi-family properties during the year ended December 31, 2025. Accordingly, equity investments in disposal group held for sale as of December 31, 2025 consisted of assets and liabilities held by the respective Consolidated VIEs for the conclusion of business operations after the aforementioned real property sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.

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

Financial markets experienced strong positive performance in the fourth quarter of and full year 2025, spurred in part by the Federal Reserve’s cuts to the target range for the federal funds rate and significant investment in artificial intelligence, among other things, and in the face of the longest U.S. federal government shutdown in history near year end. The Dow Jones Industrial Average finished the fourth quarter of 2025 up 3.59% and grew 12.97% for the full year 2025. The Nasdaq Composite Index finished the fourth quarter of 2025 up 2.57% and grew 20.36% for the full year 2025. Mortgage-related markets experienced volatility and relatively improved performance in the fourth quarter of and full year 2025. Trade policy turbulence, labor market uncertainty, elevated inflation and geopolitical instability have cautioned some economic outlooks, with concerns regarding the potential for stagflation persisting. We anticipate that due to ongoing uncertainty related to trade policy, the labor market, inflation and geopolitical instability, markets and the pricing for many of our assets will continue to experience volatility in 2026.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in 2025 with real gross domestic product (“GDP”) increasing by 2.2% (advanced estimate) for full year 2025, as compared to the GDP growth of 2.8% recorded for full year 2024. GDP grew at a 1.4% (advanced estimate) annualized rate in the fourth quarter of 2025. By these estimates, GDP growth continued in the fourth quarter of and full year 2025, overcoming a 0.6% contraction in GDP seen in the first quarter of 2025; however, inflation remains persistently above the Federal Reserve’s target of two percent and the labor market has shown signs of cooling. Uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends and the continued independence of the Federal Reserve may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

The U.S. labor market experienced some cooling over the course of the year and into the fourth quarter as the unemployment rate rose throughout the year. According to the U.S. Department of Labor, the U.S. unemployment rate rose from 4.1% at the end of December 2024 to 4.5% at the end of November, which represented the highest unemployment rate since October 2021, and settled at 4.4% at the end of December 2025. Additionally, over the course of 2025, the number of nonfarm job openings trended downward and, in July 2025 for the first time since April 2021, the number of unemployed persons exceeded the number of available job openings, further signaling a potential softening in the labor market. Uncertainty with respect to economic and trade policies and higher costs due to inflation, particularly with respect to the construction industry, have been suggested by some market commentators as having contributed to the slackening labor market.

The Federal Reserve raised the target range for the federal funds rate a total of 5.25% in 2022 and 2023, bringing the range to its highest level in over 22 years and holding the range at that level for 14 months. In 2024, the Federal Reserve cut the target range by 100 basis points, in aggregate, and held the rate at that range until September 2025. Then, in the last four months of 2025, the Federal Reserve cut the target range for the federal funds rate three times for an aggregate reduction of 75 basis points, bringing the target range to its lowest level since September 2022. Expectations among market commentators for additional rate cuts to the target range in the near term are subdued. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook, and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its December 2025 statement, the Federal Reserve noted that job gains slowed in 2025, the unemployment rate edged up, inflation remained somewhat elevated and downside risks to employment rose in recent months. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s December 2025 meeting, Federal Reserve officials’ views of the appropriateness of additional cuts to the target range for the federal funds rate by the end of 2026 are divided, though a majority of officials indicated that one or more additional cuts by the end of 2026 would be appropriate. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

Concerns regarding an economic recession – a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research – in the U.S. retreated in 2025, but market observers and the Federal Reserve are closely monitoring the labor market and inflation, among other items, for resurgent indicators of recession risk. According to some market commentators, uncertain and evolving U.S. trade and tariff policy and threats to Federal Reserve independence also present downside risks to the economy. Tariffs are often considered to be inflationary, including with respect to construction costs, with such higher costs frequently borne by consumers. Higher prices resulting from tariffs may generally lead to a reduction in economic activity, particularly if such increase in prices is not offset by a reduction in interest rates. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Throughout 2025, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P Cotality Case-Shiller U.S. National Home Price NSA Indices for October 2025 showed that, on average, home prices increased 1.3% for the 20-City Composite over October 2024. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in December 2025 increased 5.1% month-over-month and 1.4% year-over-year. NAR also reported that the median existing-home sales price for all housing types in December 2025 was $405,400, up 0.4% from December 2024, which marked the 30th consecutive month of year-over-year price increases. NAR notes that total housing inventory as of the end of December 2025 was down 18.1% month-over-month and up 3.5% year-over-year and that the supply of unsold housing inventory sat at 3.3 months as of the end of December 2025, up 0.1 months from December 2024. Despite interest rates trending downward over the course of 2025, such rates remained relatively elevated and continued to contribute to affordability challenges for home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.09% as of January 22, 2026, down 0.87% year-over-year. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to RealPage Analytics (“RealPage”), effective rents for professionally managed apartments fell 1.7% in the fourth quarter of 2025 and 0.6% for 2025. RealPage noted that, in general, markets located in the South and West of the U.S. experienced the greatest growth in apartment supply in recent years and the greatest declines in rents over the course of 2025. Further, Zillow Research forecasts that relatively slower rent growth for both single-family and multi-family rental housing is expected to continue through 2026. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads both experienced significant widening in the second quarter of 2025 before tightening through year end and finishing nearly flat to the start of 2025. At the end of 2025, investment grade spreads widened 3 basis points as compared to the start of the fourth quarter of 2025 and tightened 3 basis points as compared to the start of 2025. At the end of 2025, high-yield credit spreads widened 1 basis point as compared to the start of the fourth quarter of 2025 and tightened 11 basis points as compared to the start of 2025. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. From June 2022 until the end of August 2024, the Treasury curve inverted with short term yields greater than long term yields, which was the longest inverted Treasury curve on record. Inversions and subsequent normalizations of this spread are generally considered to be indicators of a recession in the near term, although some market commentators have cautioned against August 2024’s uninversion being such an indicator. On December 31, 2025, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 71 basis points, as compared to a 33 basis point spread on December 31, 2024. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. In June 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. In December 2025, the Federal Reserve halted the reduction of its holding of U.S. Treasuries and announced an intention to purchase short-term U.S. Treasuries in an effort to alleviate expected pressures in money markets, but the Federal Reserve continued to allow up to $35 billion of Agency RMBS to roll off its balance sheet each month. The Federal Reserve’s participation in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing, and returns. In January 2026, the FHFA raised the cap on the amount of Agency RMBS that Fannie Mae and Freddie Mac can hold from $40 billion each to $225 billion each, and the current administration instructed Fannie Mae and Freddie Mac to purchase $200 billion in Agency RMBS. Asset purchases by the Federal Reserve generally drive Agency RMBS values higher and tighten mortgage spreads, which increases our adjusted book value but reduces the return potential on new investments. The announced January 2026 purchases, or any other purchases, by Fannie Mae and/or Freddie Mac of Agency RMBS, though such purchases are, and are expected to be, on a smaller scale than purchases of Agency RMBS conducted by the Federal Reserve in recent years, may have similar effects on us and the market. Conversely, actual or anticipated reductions in the amount of the Federal Reserve’s Agency RMBS holdings or its purchasing pace typically lead to lower values and wider spreads, thereby lowering our adjusted book value while improving the return potential on new acquisitions.

Near the end of 2025 and into 2026, some market commentators began expressing concerns about the ongoing independence of the Federal Reserve to make monetary policy decisions, including setting interest rates, without direct interference from the executive branch or U.S. Congress. If the independence of the Federal Reserve is eroded or eliminated, or perceived to be, economists and market commentators suggest that higher inflation, greater stock market volatility and higher long-term interests rates on mortgages and other loans could result. Such outcomes may limit or undermine business activity or raise the costs of many of our liabilities, which could negatively impact the value of our investments

We own and rent single-family rental homes to families that are eligible to receive housing assistance through the U.S. Department of Housing and Urban Development Housing Choice Vouchers program. In January 2026, the president issued an executive order (the “Order”) directing executive agencies to identify ways to prevent GSEs from facilitating the acquisition by large institutional investors of single-family homes or from selling homes owned by the U.S. federal government to large institutional investors and instructs the U.S. Department of Housing and Urban Development to track single-family rental owners that receive federal housing assistance to determine any involvement of large institutional investors, among other things. The Order does not address immediate steps for implementation. There can be no guarantee how the Order will be implemented, what legislation may be enacted to further the Order, or how “single-family” or “large institutional investor” will be defined; however, such policies could materially adversely affect our investments in single-family rental homes.

Fannie Mae and Freddie Mac remain under the conservatorship of the FHFA. The current administration is revisiting the idea of taking Fannie Mae and Freddie Mac public. In the fourth quarter of 2025, reports surfaced that investment banks have been in preliminary discussions with the current administration about potential public offerings of Fannie Mae and/or Freddie Mac securities and administration officials indicated that such discussions were continuing to advance. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the nearly $13 trillion U.S. home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” of this Annual Report on Form 10-K.

The scope and nature of the actions the Federal Reserve or other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from ongoing geopolitical instability and uncertainty surrounding inflation, interest rates, U.S. tariff and trade policies and the outlook for the U.S. and global economies, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Full Year 2025 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2025 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2025
Net income attributable to Company's common stockholders	$101,106
Net income attributable to Company's common stockholders per share (basic)	$1.12
Earnings available for distribution attributable to Company's common stockholders (1)	$80,624
Earnings available for distribution per common share (1)	$0.89
Yield on average interest earning assets (1) (2)	6.36%
Interest income	$601,948
Interest expense	$452,647
Net interest income	$149,301
Net interest spread (1) (3)	1.46%
Book value per common share at the end of the period	$9.60
Adjusted book value per common share at the end of the period (1)	$10.63
Economic return on book value (4)	12.72%
Economic return on adjusted book value (5)	11.01%
Dividends per common share	$0.86
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

Key Developments During Full Year 2025

Investing Activities

•Purchased approximately $4.4 billion of investment securities, including $4.1 billion of Agency investments.

•Acquired approximately $1.7 billion of residential loans.

•Exited remaining multi-family joint venture equity investments in disposal group.

•Received approximately $79.2 million in proceeds from redemptions of Mezzanine Lending investments.

•Acquired the outstanding 50% ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement on July 15, 2025.

Financing Activities

•Completed the issuance of $82.5 million in aggregate principal amount of our 9.125% Senior Notes due 2030 in an underwritten public offering. The total net proceeds to us from the offering of the notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

•Completed the issuance of $115.0 million in aggregate principal amount of our 9.875% Senior Notes due 2030 in public offerings. The total net proceeds to us from the offerings of the notes, after deducting the underwriters' discount and commissions and offering expenses, as applicable, were approximately $111.4 million.

•Completed four securitizations of residential loans, resulting in approximately $945.5 million in aggregate net proceeds to us after deducting expenses associated with the securitization transactions.

•Exercised our right to optional redemptions of three residential loan securitizations with aggregate outstanding principal balances of $424.6 million at the time of redemption.

•Increased common stock dividend declared to $0.23 per common share for the final two quarters of 2025.

Subsequent Developments

•On January 13, 2026, we completed the issuance of $90.0 million in aggregate principal amount of our 9.25% Senior Notes due 2031 in an underwritten public offering. The total net proceeds to us from the offering of the notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

•In January 2026, we completed a new securitization of residential loans resulting in approximately $309.1 million of net proceeds to us after deducting expenses associated with the transaction. We utilized the net proceeds to repay approximately $287.3 million on outstanding repurchase agreements related to residential loans.

•On February 2, 2026, we redeemed our 5.75% Senior Notes due 2026 at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million.

•On February 16, 2026, our Board of Directors approved extensions of our common stock repurchase program, under which $188.2 million of the approved amount remained available for repurchase, and our preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2026 to March 31, 2027.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2025 and 2024, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital at December 31, 2025 and 2024, respectively (dollar amounts in thousands).

At December 31, 2025:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale	$6,904,781	$—	$—	$6,904,781
Residential loans	4,224,864	133,311	—	4,358,175
Consolidated SLST CDOs	(1,006,919)	—	—	(1,006,919)
Residential loans held for sale	—	80,707	—	80,707
Multi-family loans	55,476	—	—	55,476
Equity investments	24,711	—	—	24,711
Equity investments in consolidated multi-family properties (1)	152,953	—	—	152,953
Equity investments in disposal group held for sale (2)	524	—	—	524
Single-family rental properties	128,841	—	—	128,841
Mortgage servicing rights	20,868	25	—	20,893
Total investments	10,506,099	214,043	—	10,720,142
Liabilities:
Repurchase agreements and warehouse facilities	(6,557,825)	(195,592)	—	(6,753,417)
Collateralized debt obligations
Residential loan securitization CDOs	(2,439,607)	—	—	(2,439,607)
Non-Agency RMBS re-securitization	(65,276)	—	—	(65,276)
Senior unsecured notes	—	—	(360,437)	(360,437)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	113,478	16,282	196,650	326,410
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(42,222)	—	—	(42,222)
Other	119,554	10,682	(66,303)	63,933
Net Company capital allocated	$1,634,201	$67,811	$(275,090)	$1,426,922

Company Recourse Leverage Ratio (4)				5.0	x
Portfolio Recourse Leverage Ratio (5)				4.7	x

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

(3)Excludes cash in the amount of $4.4 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $132.0 million is included in the Company's accompanying consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include Consolidated SLST CDOs amounting to $1.0 billion, residential loan securitization CDOs amounting to $2.4 billion, non-Agency RMBS re-securitization CDOs amounting to $65.3 million and mortgages payable on real estate totaling $332.1 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement and warehouse facility financing divided by the Company’s total stockholders’ equity.

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

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2025 and 2024, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2025 are greater or less than the results from the year ended December 31, 2024. Unless otherwise specified, references in this section to increases or decreases in 2025 refer to the change in results for the year ended December 31, 2025 when compared to the year ended December 31, 2024. For a discussion related to our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025 and is available on the SEC’s website at www.sec.gov.

The following table presents the main components of our net income (loss) for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	$ Change
Interest income	$601,948	$401,280	$200,668
Interest expense	452,647	317,425	135,222
Total net interest income	149,301	83,855	65,446
Total net loss from real estate	(12,417)	(42,841)	30,424
Total other income (loss)	123,859	(42,236)	166,095
General and administrative expenses	72,656	48,672	23,984
Portfolio operating expenses	28,011	30,688	(2,677)
Loan origination costs	8,101	—	8,101
Financing transaction costs	14,173	12,335	1,838
Income (loss) from operations before income taxes	137,802	(92,917)	230,719
Income tax expense	145	1,036	(891)
Net loss attributable to non-controlling interests	11,391	31,924	(20,533)
Net income (loss) attributable to Company	149,048	(62,029)	211,077
Preferred stock dividends	(47,942)	(41,756)	(6,186)
Net income (loss) attributable to Company's common stockholders	101,106	(103,785)	204,891
Basic earnings (loss) per common share	$1.12	$(1.14)	$2.26
Diluted earnings (loss) per common share	$1.10	$(1.14)	$2.24

Interest Income and Interest Expense

Interest income increased in 2025 primarily due to increased investments in Agency RMBS and business purpose loans. We also recognized additional interest income from residential loans consolidated in connection with the purchase of a Consolidated SLST subordinated bond in 2025. The increase in interest expense in 2025 was due primarily to increases in financing obtained to fund investing activity through repurchase agreements and securitizations, the issuance of senior unsecured notes and additional expense related to CDOs consolidated in connection with the Consolidated SLST subordinated bond purchased in 2025.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Income from real estate	$76,334	$132,639	$(56,305)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(21,581)	(60,232)	38,651
Depreciation expense on operating real estate	(23,125)	(37,444)	14,319
Amortization of lease intangibles related to operating real estate	—	(2,378)	2,378
Other real estate expenses	(44,045)	(75,426)	31,381
Total expenses related to real estate	(88,751)	(175,480)	86,729
Total net loss from real estate	$(12,417)	$(42,841)	$30,424

Net loss from real estate decreased in 2025 due to the sale or de-consolidation of a significant portion of our multi-family real estate assets throughout 2024 and 2025.

Other Income (Loss)

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Residential loans and real estate owned	$(30,668)	$(28,133)	$(2,535)
Investment securities	(34,760)	(1,218)	(33,542)
Total realized losses, net	$(65,428)	$(29,351)	$(36,077)
In 2025, the Company recognized $65.4 million of net realized losses, primarily related to the sale of U.S. Treasury securities, write-downs of certain investment securities, losses incurred on foreclosed properties and losses on discounted payoffs of non-performing business purpose bridge loans.

Realized losses in 2024 were primarily attributable to losses incurred on foreclosed properties and recognized on the sale of residential loans.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Investment securities (including Consolidated SLST)	$182,320	$(85,920)	$268,240
Residential loans	64,176	1,285	62,891
Mezzanine lending investments accounted for as loans	581	(4,717)	5,298
MSRs	(3,541)	616	(4,157)
CDOs and senior unsecured notes	(26,141)	(1,794)	(24,347)
Total unrealized gains (losses), net	$217,395	$(90,530)	$307,925

We recognized net unrealized gains in 2025 primarily due to a decrease in interest rates, which impacted the pricing of our investment securities and residential loans.

An increase in interest rates in 2024 resulted in unrealized losses recognized on investment securities and residential loans. In 2024, the net unrealized losses on our investment securities were more than offset by unrealized gains on our derivative instruments, as discussed below. The unrealized losses on residential loans were more than offset by the reversal of unrealized losses as a result of foreclosures, payoffs and sales during the year.

(Losses) Gains on Derivative Instruments, Net

The following table presents the components of (losses) gains on derivative investments, net for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Unrealized (losses) gains on derivative instruments	$(82,397)	$83,899	$(166,296)
Realized gains on derivative instruments	24,094	12,097	11,997
Total (losses) gains on derivative instruments, net	$(58,303)	$95,996	$(154,299)

We recognized net losses on derivative instruments in 2025, primarily due to decreases in interest rates which resulted in lower valuations of our interest rate swaps. These losses were partially offset by unrealized gains recognized on U.S. Treasury and commodity futures, gains realized on contract terminations and net payments received on derivative instruments in 2025.

Net gains on derivative instruments in 2024 were primarily due to increases in interest rates which resulted in higher valuations of our interest rate swaps. We also recognized net realized gains on derivative instruments resulting from net payments received on instruments, partially offset by losses realized on contract terminations in 2024.

Mortgage Banking Activities, Net

The following table presents the components of mortgage banking activities, net for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Residential loan origination and other fees	$12,178	$—	$12,178
Gains on residential loans held for sale, net	14,443	—	14,443
Mortgage banking activities, net	$26,621	$—	$26,621

The increase in mortgage banking activities during the period is related to the consolidation of Constructive in 2025.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Preferred return on mezzanine lending investments accounted for as equity	$5,770	$12,775	$(7,005)
Unrealized losses, net on mezzanine lending investments accounted for as equity	(6,546)	(4,863)	(1,683)
Loss from unconsolidated joint venture equity investments in multi-family properties	(838)	(4,382)	3,544
(Loss) income from investment in Constructive	(1,554)	12,481	(14,035)
Total (loss) income from equity investments	$(3,168)	$16,011	$(19,179)

The decrease in income from equity investments in 2025 was primarily due to (1) a reduction in our share of income from our equity investment in Constructive, following its consolidation in our financial statements in the third quarter of 2025, (2) a decrease in preferred return on mezzanine lending investments accounted for as equity as a result of redemptions that have occurred since December 31, 2024 and (3) a decline in fair valuation of one mezzanine lending investment accounted for as equity. These decreases were partially offset by lower unrealized losses on unconsolidated joint venture equity investments in multi-family properties as a result of sales in 2025.

Impairment of Real Estate

The following table presents impairment of real estate for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Impairment of real estate	$(9,767)	$(48,875)	$39,108

The decrease in impairment of real estate recognized in 2025 can primarily be attributed to a reduced real estate portfolio subject to impairment due to the sale or de-consolidation of a significant portion of our multi-family real estate assets throughout 2024 and 2025. Also, during the years ended December 31, 2025 and 2024, we recognized impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Loss on reclassification of disposal group	$—	$(14,636)	$14,636

One joint venture equity investment was reclassified from disposal group held for sale in 2024. As a result of this transfer, we adjusted the carrying value of the long-lived assets in the Consolidated Real Estate VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group during the year ended December 31, 2024.

During 2025, there were no joint venture equity investments reclassified from disposal group held for sale.

Other Income

The following table presents the components of other income for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
Servicing fee income	$8,036	$906	$7,130
Gain on sale of real estate	8,923	27,835	(18,912)
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	—	6,115	(6,115)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(884)	(2,864)	1,980
Miscellaneous	434	(2,843)	3,277
Total other income	$16,509	$29,149	$(12,640)

The decline in other income in 2025 reflects the elevated level of other income in 2024, which was driven by gains recognized on the dispositions of both consolidated multi-family properties and membership interests in consolidated joint venture equity investments. Other income in 2025 benefitted from gains recognized on the sale of consolidated multi-family properties and servicing fee income related to mortgage servicing rights acquired in late 2024. Additionally, year-over-year comparisons were affected by a provision for uncollectible receivables recorded in the prior year period. The provision is related to asset management expenses incurred on a non-accrual Mezzanine Lending investment which exceeded the anticipated redemption proceeds.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, loan origination costs and financing transaction costs for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$52,883	$34,798	$18,085
Professional fees	6,362	5,891	471
Technology and software	5,478	2,496	$2,982
Other	7,933	5,487	2,446
Total general and administrative expenses	$72,656	$48,672	$23,984

The increase in general and administrative expenses during the period is primarily related to the consolidation of Constructive in 2025.

	For the Years Ended December 31,
	2025	2024	$ Change
Portfolio operating expenses	$28,011	$30,688	$(2,677)
The decrease in portfolio operating expenses during the period is primarily related to decreased expenses related to the management of the business purpose loan portfolio, partially offset by increases in residential loan servicing fees driven by growth in the size of the loan portfolio since December 31, 2024.

	For the Years Ended December 31,
	2025	2024	$ Change
Loan origination costs	$8,101	$—	$8,101

The increase in loan origination costs during the period is related to the consolidation of Constructive in 2025.

	For the Years Ended December 31,
	2025	2024	$ Change
Financing Transaction Costs
Securitization transaction costs	$6,590	$9,855	$(3,265)
Senior unsecured notes transaction costs	7,293	2,480	4,813
Equity transaction costs	290	—	290
Total financing transaction costs	$14,173	$12,335	$1,838

Financing transaction costs increased in 2025 as a result of increased debt issuances as compared to 2024.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the years ended December 31, 2025 and 2024, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$101,106	$(103,785)	$204,891
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	4	(4)
TOTAL OTHER COMPREHENSIVE INCOME	—	4	(4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$101,106	$(103,781)	$204,887

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of December 31, 2025, all of the Company's investment securities are accounted for using the fair value option.

Segment Information

As a result of the acquisition of the outstanding 50% ownership interests in Constructive that were not previously owned by the Company on July 15, 2025, the Company currently operates in two reportable segments: (i) investment portfolio and (ii) Constructive.

The following tables present summarized financial information by reportable segment for the year ended December 31, 2025, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Year Ended December 31, 2025
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$177,699	$334	$(28,732)	$149,301
Total net loss from real estate	(12,417)	—	—	(12,417)
Total other income	93,578	24,678	5,603	123,859
Total general, administrative and operating expenses	34,367	33,538	55,036	122,941
Income (loss) from operations before income taxes	224,493	(8,526)	(78,165)	137,802
Income tax (benefit) expense	(82)	—	227	145
Net income (loss)	224,575	(8,526)	(78,392)	137,657
Net loss attributable to non-controlling interests	11,391	—	—	11,391
Net income (loss) attributable to Company	235,966	(8,526)	(78,392)	149,048
Preferred stock dividends	—	—	(47,942)	(47,942)
Net income (loss) attributable to Company's common stockholders	$235,966	$(8,526)	$(126,334)	$101,106

For more information regarding segment reporting, please see Note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2025 (amounts in thousands, except per share):

	Year Ended December 31, 2025
	Amount	Shares	Per Share (1)
Beginning Balance	$840,610	90,575	$9.28
Common stock issuance, net (2)	8,197	(40)
Preferred stock issuance, net	5,027
Preferred stock issuance liquidation preference	(5,532)
Common stock repurchases	(1,502)	(231)
Balance after share activity	846,800	90,304	9.38
Adjustment of redeemable non-controlling interest to estimated redemption value	(1,548)		(0.02)
Dividends and dividend equivalents declared	(79,078)		(0.88)
Net income attributable to Company's common stockholders	101,106		1.12
Ending Balance	$867,280	90,304	$9.60

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2025 are 90,303,863.
(2)Includes amortization of stock based compensation.

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

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include both the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings and dollar roll income associated with TBAs, which are included in (losses) gains on derivative instruments, net in the Company's consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy. We include TBA dollar roll income as it represents the economic equivalent of net interest income on the underlying Agency RMBS over the TBA dollar roll period (interest income less implied financing cost).

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

Year Ended December 31, 2025

	Agency	Single-Family Credit (8)	Multi- Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$306,213	$239,429	$8,642	$10,202	$564,486
Adjusted Interest Expense (1)	(197,732)	(164,137)	—	(37,199)	(399,068)
Adjusted Net Interest Income (Loss) (1)	$108,481	$75,292	$8,642	$(26,997)	$165,418

Average Interest Earning Assets (3)	$5,239,194	$3,324,826	$72,799	$233,340	$8,870,159
Average Interest Bearing Liabilities (4)	$4,714,395	$2,866,080	$—	$565,344	$8,145,819

Yield on Average Interest Earning Assets (1) (5)	5.84%	7.20%	11.87%	4.37%	6.36%
Average Financing Cost (1) (6)	(4.19)%	(5.73)%	—	(6.58)%	(4.90)%
Net Interest Spread (1) (7)	1.65%	1.47%	11.87%	(2.21)%	1.46%

Year Ended December 31, 2024

	Agency	Single-Family Credit (8)	Multi- Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$156,706	$200,786	$10,755	$6,542	$374,789
Adjusted Interest Expense (1)	(97,822)	(144,907)	—	(17,290)	(260,019)
Adjusted Net Interest Income (Loss) (1)	$58,884	$55,879	$10,755	$(10,748)	$114,770

Average Interest Earning Assets (3)	$2,567,102	$2,917,627	$92,421	$154,196	$5,731,346
Average Interest Bearing Liabilities (4)	$2,291,029	$2,376,033	$—	$328,188	$4,995,250

Yield on Average Interest Earning Assets (1) (5)	6.10%	6.88%	11.64%	4.24%	6.54%
Average Financing Cost (1) (6)	(4.27)%	(6.10)%	—	(5.27)%	(5.21)%
Net Interest Spread (1) (7)	1.83%	0.78%	11.64%	(1.03)%	1.33%

Year Ended December 31, 2023

	Agency	Single-Family Credit (8)	Multi- Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$51,271	$169,114	$13,707	$62	$234,154
Adjusted Interest Expense (1)	(31,369)	(115,986)	—	(8,186)	(155,541)
Adjusted Net Interest Income (Loss) (1)	$19,902	$53,128	$13,707	$(8,124)	$78,613

Average Interest Earning Assets (3)	$828,884	$2,864,511	$120,687	$—	$3,814,082
Average Interest Bearing Liabilities (4)	$727,901	$2,009,389	$—	$145,000	$2,882,290

Yield on Average Interest Earning Assets (1) (5)	6.19%	5.90%	11.36%	—	6.14%
Average Financing Cost (1) (6)	(4.31)%	(5.77)%	—	(5.65)%	(5.40)%
Net Interest Spread (1) (7)	1.88%	0.13%	11.36%	(5.65)%	0.74%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, residential loans held for sale, multi-family loans, investment securities and cost basis of outstanding TBAs, to the extent applicable, and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements and warehouse facilities, residential loan securitization and non-Agency RMBS re-securitization CDOs, senior unsecured notes and subordinated debentures, to the extent applicable, and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

Our adjusted interest income increased by approximately $189.7 million in 2025, primarily driven by growth in our interest earning assets that reflects increased investment in Agency RMBS and residential loans. Yield on average interest earning assets declined in 2025, reflecting our emphasis on lower-yielding Agency RMBS.

Adjusted interest expense increased by approximately $139.0 million in 2025 as a result of increased financing obtained to fund investing activity through repurchase agreements, warehouse facilities and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased in 2025 primarily due to improved financing terms and base interest rate movements.

Our adjusted net interest income increased in 2024 as compared to the prior year. Adjusted interest income increased by approximately $140.6 million primarily due to (1) an increase in interest earning assets driven by increased investment in Agency RMBS and (2) an increase in yield on residential loans due to continued investment in business purpose loans. Adjusted interest expense increased by approximately $104.5 million as a result of increased financing obtained through repurchase agreements and securitizations as well as the issuance of the 9.125% Senior Notes due 2029 to fund investment activity.

Net interest spread continued to increase in 2025, reflecting efficient utilization of securitization financing and lower base rates. Net interest spread increased during 2024, primarily due to an increase in yield on Average Interest Earning Assets resulting from our continued investment in higher yielding business purpose loans. The increase in net spread was also the result of a decrease in the cost of financing due to the benefit of our in-the-money interest rate swaps.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively, is presented below (dollar amounts in thousands):

	For the Year Ended December 31, 2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$306,128	$276,976	$8,642	$10,202	$601,948
GAAP interest expense	(211,169)	(202,735)	—	(38,743)	(452,647)
GAAP total net interest income (loss)	$94,959	$74,241	$8,642	$(28,541)	$149,301

GAAP interest income	$306,128	$276,976	$8,642	$10,202	$601,948
Adjusted for:
Consolidated SLST CDO interest expense	—	(37,547)	—	—	(37,547)
TBA dollar roll income	85	—	—	—	85
Adjusted interest income	$306,213	$239,429	$8,642	$10,202	$564,486

GAAP interest expense	$(211,169)	$(202,735)	$—	$(38,743)	$(452,647)
Adjusted for:
Consolidated SLST CDO interest expense	—	37,547	—	—	37,547
Net interest benefit of interest rate swaps	13,437	1,051	—	1,544	16,032
Adjusted interest expense	$(197,732)	$(164,137)	$—	$(37,199)	$(399,068)

Adjusted net interest income (loss) (1)	$108,481	$75,292	$8,642	$(26,997)	$165,418

	For the Year Ended December 31, 2024
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$156,706	$227,277	$10,755	$6,542	$401,280
GAAP interest expense	(124,415)	(172,102)	—	(20,908)	(317,425)
GAAP total net interest income (loss)	$32,291	$55,175	$10,755	$(14,366)	$83,855

GAAP interest income	$156,706	$227,277	$10,755	$6,542	$401,280
Adjusted for:
Consolidated SLST CDO interest expense	—	(26,491)	—	—	(26,491)
Adjusted interest income	$156,706	$200,786	$10,755	$6,542	$374,789

GAAP interest expense	$(124,415)	$(172,102)	$—	$(20,908)	$(317,425)
Adjusted for:
Consolidated SLST CDO interest expense	—	26,491	—	—	26,491
Net interest benefit of interest rate swaps	26,593	704	—	3,618	30,915
Adjusted interest expense	$(97,822)	$(144,907)	$—	$(17,290)	$(260,019)

Adjusted net interest income (loss) (1)	$58,884	$55,879	$10,755	$(10,748)	$114,770

	For the Year Ended December 31, 2023
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$51,271	$193,620	$13,707	$62	$258,660
GAAP interest expense	(41,011)	(140,492)	—	(10,631)	(192,134)
GAAP total net interest income (loss)	$10,260	$53,128	$13,707	$(10,569)	$66,526

GAAP interest income	$51,271	$193,620	$13,707	$62	$258,660
Adjusted for:
Consolidated SLST CDO interest expense	—	(24,506)	—	—	(24,506)
Adjusted interest income	$51,271	$169,114	$13,707	$62	$234,154

GAAP interest expense	$(41,011)	$(140,492)	$—	$(10,631)	$(192,134)
Adjusted for:
Consolidated SLST CDO interest expense	—	24,506	—	—	24,506
Net interest benefit of interest rate swaps	9,642	—	—	2,445	12,087
Adjusted interest expense	$(31,369)	$(115,986)	$—	$(8,186)	$(155,541)

Adjusted net interest income (loss) (1)	$19,902	$53,128	$13,707	$(8,124)	$78,613

(1)Adjusted net interest income (loss) is calculated by subtracting adjusted interest expense from adjusted interest income.

Earnings Available for Distribution

Beginning with the quarter ended March 31, 2025, we present earnings available for distribution attributable to Company's common stockholders ("EAD") (and by calculation, EAD per common share) as a supplemental non-GAAP financial measure comparable to GAAP net income (loss) attributable to Company's common stockholders.

EAD is defined as GAAP net income (loss) attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses) on our investment portfolio, (b) gains (losses) on derivative instruments (excluding the net interest benefit of interest rate swaps and TBA dollar roll income), (c) impairment of real estate, (d) loss on reclassification of disposal group, (e) other non-recurring gains (losses), (f) depreciation and amortization of operating real estate, (g) non-cash expenses, (h) financing transaction costs, (i) non-recurring restructuring and transaction expenses, (j) the income tax effect of non-EAD income (loss) items and (k) EAD adjustments attributable to non-controlling interests.

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

A reconciliation of GAAP net income (loss) attributable to Company's common stockholders to EAD for the years ended December 31, 2025, 2024, and 2023 respectively, is presented below (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
GAAP net income (loss) attributable to Company's common stockholders	$101,106	$(103,785)	$(90,035)
Adjustments:
Realized losses, net	65,428	29,351	27,059
Unrealized (gains) losses, net	(217,395)	90,530	(97,196)
Losses (gains) on derivative instruments, net (1)	74,420	(65,081)	38,465
Unrealized losses, net on equity investments (2)	11,815	6,115	7,336
Impairment of real estate	9,767	48,875	89,548
Loss on reclassification of disposal group	—	14,636	16,163
Other gains (3)	(9,643)	(31,377)	(15,317)
Depreciation and amortization of operating real estate	23,125	39,822	24,620
Non-cash expenses (4)	10,816	9,696	11,725
Financing transaction costs	14,173	12,335	—
Restructuring and transaction expenses (5)	2,768	465	—
Gain on repurchase of preferred stock	—	—	(467)
Income tax effect of adjustments	(99)	915	(229)
EAD adjustments attributable to non-controlling interests	(5,657)	(18,881)	(18,865)
Earnings available for distribution attributable to Company's common stockholders	$80,624	$33,616	$(7,193)

Weighted average shares outstanding - basic	90,427	90,815	91,042
GAAP net income (loss) attributable to Company's common stockholders per common share - basic	$1.12	$(1.14)	$(0.99)
EAD per common share - basic	$0.89	$0.37	$(0.08)

(1)Excludes net interest benefit of interest rate swaps of approximately $16.0 million, $30.9 million and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Also excludes TBA dollar roll income of approximately $84.8 thousand for the year ended December 31, 2025.
(2)Included in income from equity investments on the Company's consolidated statements of operations.
(3)Primarily includes non-recurring items such as gains (losses) on sales of real estate, gains (losses) on de-consolidation, gains (losses) on extinguishment of debt, preferred equity premiums resulting from early redemption, property loss insurance proceeds and provision for uncollectible receivables.
(4)Includes stock based compensation and intangible asset amortization.
(5)Includes non-recurring expenses such as restructuring expenses and transaction expenses related to our acquisition of Constructive, professional fees incurred related to our name change and other non-recurring transaction expenses.

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

Our rental property portfolio includes, or has included, fee simple interests in single-family rental homes and joint venture equity interests and a cross-collateralized mezzanine lending investment in multi-family properties owned by Consolidated Real Estate VIEs. By excluding our share of cumulative non-cash depreciation and amortization expenses related to real estate held at the end of the period for which an impairment has not been recognized, adjusted book value reflects the value, at their undepreciated basis, of our single-family rental properties, joint venture equity investments and cross-collateralized mezzanine lending investment that the Company has determined to be recoverable at the end of the period.

Additionally, in connection with third party ownership of certain of the non-controlling interests in our cross-collateralized mezzanine lending investment, we record redeemable non-controlling interests as mezzanine equity on our consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by our cross-collateralized mezzanine lending investment. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our consolidated financial statements, the cumulative adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the cumulative adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to these real estate assets and reflects our cross-collateralized mezzanine lending investment at its undepreciated basis.

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our consolidated financial statements. However, unlike our use of the fair value option for these assets, certain CDOs issued by our residential loan securitizations, certain senior unsecured notes and subordinated debentures that finance our investments are carried at amortized cost in our consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a useful measure for investors and us as it provides a consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of December 31, 2025 and 2024, respectively, is presented below (amounts in thousands, except per share data).

	December 31, 2025	December 31, 2024
Company's stockholders' equity	$1,426,922	$1,394,720
Preferred stock liquidation preference	(559,642)	(554,110)
GAAP book value	867,280	840,610
Add:
Cumulative depreciation expense on real estate (1)	26,864	20,837
Cumulative amortization of lease intangibles related to real estate (1)	4,106	4,620
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	42,222	40,675
Adjustment of amortized cost liabilities to fair value	19,202	30,619
Adjusted book value	$959,674	$937,361

Common shares outstanding	90,304	90,575
GAAP book value per common share (2)	$9.60	$9.28
Adjusted book value per common share (3)	$10.63	$10.35

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Revenue Recognition - Investment Securities Issued by Consolidated SLST

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

As of December 31, 2025 and 2024, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents Freddie Mac-sponsored residential mortgage loan securitizations of which we own the first loss subordinated securities and certain IOs. We determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements.

The Company also invests in, or has invested in, a cross-collateralized mezzanine lending and joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is, or was, the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests for the third-party ownership of the entities' membership interests. The Company accounted for the initial consolidation of these Consolidated VIEs as asset acquisitions, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

Real estate held for sale (including real estate in disposal group held for sale) is, or was, recorded at the lower of the net carrying amount of the assets or the estimated net fair value. The Company assesses the net fair value of real estate held for sale in each reporting period that the assets remain classified as held for sale. The Company utilizes market assumptions and a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates to estimate fair value of real estate assets.

The third-party owners of certain of the non-controlling interests in our cross-collateralized mezzanine lending investment have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest and determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the cross-collateralized mezzanine lending investment that are allocatable to the redeemable non-controlling interest.

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

Balance Sheet Analysis

As of December 31, 2025, we had approximately $12.6 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $456.4 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2024, we had approximately $9.2 billion of total assets. Included in this amount is approximately $969.7 million of assets held in Consolidated SLST and $620.6 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Investing Activity” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Investment Securities

At December 31, 2025, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2025, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of December 31, 2025 as compared to December 31, 2024 is primarily due to purchases of Agency RMBS and an increase in the fair value of a number of our investment securities, partially offset by sales of U.S. Treasury securities and principal paydowns of Agency RMBS during the period.

The following tables summarize our investment securities portfolio as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$6,330,554	$6,300,852	$124,348	$(700)	$6,424,500	5.57%	5.63%
Adjustable rate	116,025	114,427	3,662	—	118,089	5.43%	5.53%
IO	1,425,469	105,495	61	(14,669)	90,887	1.67%	12.07%
Total Agency RMBS	7,872,048	6,520,774	128,071	(15,369)	6,633,476	4.77%	5.75%
Non-Agency RMBS
Senior	2,500	2,500	56	—	2,556	8.72%	8.72%
Subordinated	8,509	7,925	10	(2,312)	5,623	4.79%	5.59%
IO	308,989	11,778	5,635	—	17,413	1.52%	28.86%
Total Non-Agency RMBS	319,998	22,203	5,701	(2,312)	25,592	1.65%	19.03%
U.S. Treasury securities	245,309	246,298	1,652	(2,237)	245,713	4.63%	4.62%
Total - AFS	$8,437,355	$6,789,275	$135,424	$(19,918)	$6,904,781	4.61%	5.78%
Consolidated SLST
Non-Agency RMBS
Subordinated	$248,588	$179,415	$2,429	$(41,549)	$140,295	4.80%	6.67%
IO	120,487	11,488	—	(262)	11,226	3.50%	9.19%
Total Non-Agency RMBS	369,075	190,903	2,429	(41,811)	151,521	4.36%	6.84%
Total - Consolidated SLST	$369,075	$190,903	$2,429	$(41,811)	$151,521	4.36%	6.84%
Total Investment Securities	$8,806,430	$6,980,178	$137,853	$(61,729)	$7,056,302	4.60%	5.82%

	December 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,943,583	$2,949,038	$11,733	$(21,711)	$2,939,060	5.84%	5.73%
Adjustable rate	131,817	130,119	285	(822)	129,582	5.47%	5.40%
IO	1,169,330	83,878	843	(16,551)	68,170	0.89%	11.82%
Total Agency RMBS	4,244,730	3,163,035	12,861	(39,084)	3,136,812	4.24%	5.88%
Non-Agency RMBS
Senior	42,214	42,214	160	(9)	42,365	8.14%	8.10%
Subordinated	11,509	10,869	—	(2,605)	8,264	5.19%	5.95%
IO	346,582	13,120	5,938	—	19,058	1.52%	28.86%
Total Non-Agency RMBS	400,305	66,203	6,098	(2,614)	69,687	2.01%	14.02%
U.S. Treasury securities	652,792	657,659	—	(35,614)	622,045	4.16%	4.13%
Total - AFS	$5,297,827	$3,886,897	$18,959	$(77,312)	$3,828,544	4.04%	5.98%
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,088	$181,716	$4,945	$(52,134)	$134,527	4.60%	6.02%
IO	129,478	14,634	—	(653)	13,981	3.50%	8.54%
Total Non-Agency RMBS	371,566	196,350	4,945	(52,787)	148,508	4.21%	6.23%
Total - Consolidated SLST	$371,566	$196,350	$4,945	$(52,787)	$148,508	4.21%	6.23%
Total Investment Securities	$5,669,393	$4,083,247	$23,904	$(130,099)	$3,977,052	4.05%	5.94%

(1)Our weighted average coupon was calculated by dividing our coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our interest income by our weighted average amortized cost for the respective periods.

The following tables summarize certain characteristics of our Agency RMBS portfolio as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$49,917	$48,850	3.9%	30
5.0%	1,747,765	1,746,572	5.6%	13
5.5%	3,286,803	3,342,270	14.5%	19
6.0%	993,027	1,022,374	26.2%	27
6.5%	253,042	264,434	28.6%	33
Total 30-Year Fixed rate	6,330,554	6,424,500	14.4%	19
Adjustable rate	116,025	118,089	12.8%	32
IO	1,425,469	90,887	20.4%	22
Total Agency RMBS	$7,872,048	$6,633,476	14.5%	19

	December 31, 2024
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$52,192	$49,201	0.5%	18
5.0%	154,590	149,462	6.7%	19
5.5%	1,178,435	1,165,078	10.3%	18
6.0%	1,234,506	1,243,222	14.9%	15
6.5%	323,860	332,097	22.0%	21
Total 30-Year Fixed rate	2,943,583	2,939,060	13.1%	17
Adjustable rate	131,817	129,582	12.3%	20
IO	1,169,330	68,170	31.1%	17
Total Agency RMBS	$4,244,730	$3,136,812	13.6%	17

(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.

As of December 31, 2025 and 2024, investment securities with a fair value of $6.4 billion and $3.7 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of December 31, 2025 and 2024, Agency RMBS with a fair value of $68.5 million and $33.4 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of December 31, 2025 and 2024, Consolidated SLST subordinated bonds with a fair value of $121.7 million and $114.0 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of December 31, 2025, the Company had $6.2 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of December 31, 2025, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2025, the weighted average interest rate for repurchase agreements secured by investment securities was 4.11%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2025	$6,126,602	$6,154,086	$6,154,086
September 30, 2025	5,768,898	6,100,691	6,198,269
June 30, 2025	4,512,106	4,602,078	4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

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

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
December 31, 2025	$65,331	$65,276	7.38%	2064
December 31, 2024	70,867	70,757	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of December 31, 2025, CDOs with an aggregate outstanding face amount of $65.3 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 17). For the years ended December 31, 2025 and 2024, the Company recognized $55.9 thousand and $179.8 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized gains (losses), net on the accompanying consolidated statements of operations.

Residential Loans

The following table presents the Company’s residential loans, which include acquired and originated residential loans held in the Company's investment portfolio, residential loans held in Consolidated SLST and originated residential loans held for sale as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Acquired and originated residential loans	$3,192,498	$2,876,066
Consolidated SLST	1,165,677	965,672
Originated residential loans held for sale	80,707	—
Total	$4,438,882	$3,841,738

Acquired and Originated Residential Loans

Acquired and originated residential loans include business purpose loans and performing, re-performing, and non-performing residential loans and are presented at fair value on our consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.

The following table details our acquired and originated residential loans by strategy at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	7,768	$1,529,273	$1,569,595	748	71%	7.05%
Business purpose bridge loan strategy	1,705	827,810	815,625	740	65%	10.32%
Performing residential loan strategy	2,377	543,278	484,946	744	52%	4.25%
Re-performing residential loan strategy	2,642	331,969	322,332	659	46%	5.14%
Total	14,492	$3,232,330	$3,192,498

	December 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	3,418	$769,843	$758,040	746	73%	6.82%
Business purpose bridge loan strategy	2,321	1,176,555	1,157,085	742	65%	10.50%
Performing residential loan strategy	2,630	610,203	525,267	740	58%	4.18%
Re-performing residential loan strategy	3,484	461,101	435,674	636	54%	5.17%
Total	11,853	$3,017,702	$2,876,066

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired and Originated Residential Loans:

Loan to Value at Purchase (1)	December 31, 2025	December 31, 2024
50% or less	7.4%	9.0%
>50% - 60%	8.3%	9.7%
>60% - 70%	21.7%	21.7%
>70% - 80%	46.7%	38.0%
>80% - 90%	9.6%	12.7%
>90% - 100%	3.7%	4.7%
> 100%	2.6%	4.2%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2025	December 31, 2024
550 or less	3.5%	5.6%
551 to 600	3.3%	4.8%
601 to 650	4.0%	5.3%
651 to 700	13.2%	14.6%
701 to 750	31.1%	27.5%
751 to 800	36.6%	34.5%
801 and over	8.3%	7.7%
Total	100.0%	100.0%

Current Coupon	December 31, 2025	December 31, 2024
3.00% or less	4.3%	5.4%
3.01% - 4.00%	9.1%	11.6%
4.01% - 5.00%	11.0%	14.2%
5.01% - 6.00%	5.0%	5.9%
6.01% - 7.00%	15.3%	7.6%
7.01% - 8.00%	22.2%	11.5%
8.01% and over	33.1%	43.8%
Total	100.0%	100.0%

Delinquency Status	December 31, 2025	December 31, 2024
Current	95.0%	91.2%
31 – 60 days	0.9%	1.6%
61 – 90 days	0.5%	1.1%
90+ days	3.6%	6.1%
Total	100.0%	100.0%

Origination Year	December 31, 2025	December 31, 2024
2007 or earlier	9.3%	13.8%
2008 - 2019	6.4%	8.3%
2020 - 2022	19.2%	27.1%
2023	3.4%	8.2%
2024	22.2%	42.6%
2025	39.5%	—
Total	100.0%	100.0%

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 24). Prior to July 15, 2025, the Company purchased approximately $299.6 million of residential loans from Constructive during the year ended December 31, 2025. The Company purchased $307.8 million and $80.8 million from the entity during the years ended December 31, 2024 and 2023, respectively. The Company sold approximately $18.7 million of residential loans to Constructive prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million for the year ended December 31, 2025.

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

During the year ended December 31, 2025, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of approximately $247.4 million of residential loans and approximately $235.2 million of CDOs in the VIE. During the year ended December 31, 2024, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of approximately $285.1 million of residential loans and approximately $275.2 million of CDOs in the VIE. Our investment in Consolidated SLST as of December 31, 2025 and 2024 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $151.5 million and $148.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section above.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2025 and 2024, respectively (dollar amounts in thousands, except current average loan size):

	December 31, 2025	December 31, 2024
Current fair value	$1,165,677	$965,672
Current unpaid principal balance	$1,307,770	$1,111,633
Number of loans	8,641	7,246
Current average loan size	$151,345	$153,413
Weighted average original loan term (in months) at purchase	346	347
Weighted average LTV at purchase	66%	62%
Weighted average credit score at purchase	787	767

Current Coupon:
3.00% or less	6.8%	5.1%
3.01% – 4.00%	36.1%	35.4%
4.01% – 5.00%	38.9%	40.6%
5.01% – 6.00%	10.7%	11.2%
6.01% and over	7.5%	7.7%

Delinquency Status:
Current	68.4%	68.2%
31 - 60	15.3%	15.3%
61 - 90	6.0%	6.0%
90+	10.3%	10.5%

Origination Year:
2005 or earlier	23.9%	27.5%
2006	12.5%	14.4%
2007	18.6%	19.8%
2008 or later	45.0%	38.3%

Geographic state concentration (greater than 5.0%):
California	11.2%	11.7%
New York	10.7%	10.8%
Florida	8.6%	9.1%
Illinois	7.4%	6.3%
New Jersey	6.3%	6.8%

Originated Residential Loans Held for Sale

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market as of December 31, 2025.

The following table details the loan characteristics of our residential loans held for sale as of December 31, 2025 (dollar amounts in thousands, except current average loan size):

December 31, 2025
Current fair value	$80,707
Current unpaid principal balance	$78,915
Number of loans	356
Current average loan size	$221,714
Weighted average FICO	757
Weighted average LTV	73%
Weighted average coupon	7.1%

The following tables include additional information on residential loans originated between July 15, 2025 and December 31, 2025 (dollar amounts in thousands):

Originations by Channel	Unpaid Principal	%
Retail	$107,174	12.8%
Wholesale	732,895	87.2%
Total	$840,069	100.0%

Originations by Strategy	Unpaid Principal	%
Business purpose rental loan strategy	$797,265	94.9%
Business purpose bridge loan strategy	42,804	5.1%
Total	$840,069	100.0%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements and Warehouse Facilities

As of December 31, 2025, the Company had repurchase agreements or warehouse facilities with eight third-party financial institutions to fund the purchase or origination of residential loans, real estate owned and single-family rental properties. As of December 31, 2025, the Company had no repurchase agreement or warehouse facility exposure where the amount of at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and warehouse facilities and associated assets pledged as collateral at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

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
(2)Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with a net carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025. Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(3)The Company expects to roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or to repay outstanding amounts in full prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2025	$513,152	$599,392	$599,392
September 30, 2025	514,353	380,692	614,683
June 30, 2025	310,977	305,440	329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $152.9 million and $284.0 million, respectively, as of December 31, 2025. As of December 31, 2024, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.8 million and $215.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,103,164	$2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	$363,712	$363,645	3.74%	2035 - 2061

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,281,896	$1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	$850,547	$842,764	4.35%	2027 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of December 31, 2025, CDOs with an aggregate outstanding face amount of $1.9 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the years ended December 31, 2025 and 2024, the Company recognized $23.0 million and $1.3 million in net unrealized losses, respectively, on residential loan securitizations, which are included in unrealized (losses) gains, net on the accompanying consolidated statements of operations.

Mezzanine Lending
The Company's Mezzanine Lending strategy may include preferred equity in, and mezzanine loans to, entities that hold multi-family real estate assets. A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Mezzanine Lending investments for accounting treatment as loans versus equity investments. Mezzanine Lending investments for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in multi-family loans on our consolidated balance sheets.

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

The Company is also the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it has the power to direct the activities of the VIE and consolidates this VIE into its consolidated financial statements.

During the year ended December 31, 2024, the Company negotiated a short-term maturity extension on one preferred equity investment that included an increase in preferred return rate to a current market rate. During the year ended December 31, 2025, the Company negotiated a further short-term maturity extension on this preferred equity investment for which the underlying property was subject to a purchase and sale agreement with a closing date subsequent to the scheduled maturity of the preferred equity investment. This investment was redeemed during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 3.0% of the total investment amount of the Mezzanine Lending portfolio. The Company has also ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 28.6% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	12	$80,187	$95,903	12.59%	4.6
Preferred equity investment in Consolidated VIE (4)	1	17,344	17,368	13.86%	6.0
Total	13	$97,531	$113,271	12.79%	4.8

	December 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	18	$159,628	$169,518	12.80%	3.8
Preferred equity investment in Consolidated VIE (4)	1	16,967	16,991	13.84%	7.0
Total	19	$176,595	$186,509	12.90%	4.1
(1)Preferred equity investments in the amounts of $55.5 million and $86.2 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively. Preferred equity investments in the amounts of $24.7 million and $73.4 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our consolidated financial statements as of December 31, 2025 and 2024, respectively, is shown below (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$284	$392
Real estate, net	53,420	53,508
Other assets	4,030	4,939
Total assets	57,734	58,839

Mortgage payable on real estate, net	45,131	45,120
Other liabilities	1,962	1,823
Total liabilities	47,093	46,943

Non-controlling interest in Consolidated VIE	(6,703)	(5,071)
Preferred equity investment in Consolidated VIE	$17,344	$16,967

Mezzanine Lending Characteristics

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,536	45.5%	12.40%	84%	1.10x
Arizona	1	15,031	13.3%	14.00%	80%	1.49x
South Dakota	1	11,451	10.1%	15.00%	86%	1.54x
Florida	1	11,022	9.7%	11.00%	85%	1.00x
South Carolina	1	10,319	9.1%	13.00%	77%	1.19x
Other	3	13,912	12.3%	12.35%	79%	1.51x
Total	13	$113,271	100.0%	12.79%	83%	1.24x

	December 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$54,115	29.0%	13.12%	83%	0.89x	(3)
Texas	6	49,619	26.6%	12.39%	84%	1.08x
Arizona	1	15,201	8.2%	14.00%	80%	1.84x
Tennessee	1	13,045	7.0%	14.00%	86%	0.51x	(4)
South Dakota	1	10,583	5.7%	15.00%	85%	1.80x
South Carolina	1	9,645	5.2%	13.00%	75%	1.47x
Other	6	34,301	18.3%	11.70%	83%	1.30x
Total	19	$186,509	100.0%	12.90%	83%	1.18x

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

Equity Investments in Multi-Family Entities

The Company owns, or owned, joint venture equity investments and a cross-collateralized mezzanine lending investment in entities that own multi-family properties. The Company determined that these entities are VIEs and that the Company is or was the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are or were the primary beneficiary, including their assets, liabilities, income and expenses, in our consolidated financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2025 and 2024. See Note 9 for additional information. The Company's net equity in consolidated cross-collateralized mezzanine lending and joint venture equity investments and disposal group held for sale totaled $136.1 million and $153.7 million as of December 31, 2025 and 2024, respectively.

A reconciliation of our combined equity investments in consolidated multi-family properties, including one preferred equity investment in a Consolidated VIE, and in disposal group held for sale to our consolidated financial statements as of December 31, 2025 and 2024, respectively, is shown below (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3,853	$4,151
Real estate, net	424,655	481,161
Assets of disposal group held for sale (1)	1,256	118,613
Other assets	26,667	16,696
Total assets	$456,431	$620,621

Mortgages payable on real estate, net (2)	$332,131	$366,606
Liabilities of disposal group held for sale (1)	122	97,065
Other liabilities	9,533	10,621
Total liabilities	$341,786	$474,292

Redeemable non-controlling interest in Consolidated VIEs	$3,016	$12,359
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(42,222)	(40,675)
Non-controlling interest in Consolidated VIEs	(236)	1,887
Non-controlling interest in disposal group held for sale	610	2,044
Net equity investment (3)	153,477	170,714
Less: Net equity in preferred equity investment in Consolidated VIE (4)	(17,344)	(16,967)
Remaining net equity investment	$136,133	$153,747

(1)See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of December 31, 2025 consists of $153.0 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $0.5 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2024 consists of $151.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.5 million of net equity investments in disposal group held for sale.
(4)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Cross-Collateralized Mezzanine Lending Investment not in Disposal Group Held for Sale

As of December 31, 2025, the Company's net equity investment in consolidated multi-family properties not in disposal group held for sale of $135.6 million consists of one cross-collateralized mezzanine lending investment that does not meet the criteria to be classified as disposal group held for sale. The entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $3.0 million as of December 31, 2025.

The geographic concentration of our cross-collateralized mezzanine lending investment in consolidated multi-family properties exceeding 5% of our total cross-collateralized mezzanine lending investment not in disposal group held for sale as of December 31, 2025 and 2024, respectively, are shown below (dollar amounts in thousands):

December 31, 2025
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	4	70%	$38,997	48.0%
Florida	1	50%	$16,360	20.2%
Kentucky	1	70%	$11,443	14.1%
Alabama	1	70%	$7,403	9.1%
Tennessee	1	65%	$5,087	6.3%

December 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$50,505	54.7%
Florida	1	50%	$15,868	17.2%
Kentucky	1	70%	$11,310	12.2%
Alabama	1	70%	$7,106	7.7%
Tennessee	1	65%	$5,557	6.0%

(1)Represents our cross-collateralized mezzanine lending investment net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Cross-Collateralized Mezzanine Lending Investment not in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in our cross-collateralized mezzanine lending investment that is not in disposal group held for sale as of December 31, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	93.3%	324	$1,490	82.6%
Dallas, TX	1	91.6%	252	1,449	86.6%
Houston, TX	1	91.1%	192	1,392	79.0%
Little Rock, AR	1	97.3%	202	1,375	90.2%
Louisville, KY	1	89.6%	300	1,503	77.1%
Montgomery, AL	1	94.5%	252	1,120	86.4%
San Antonio, TX	2	91.2%	684	1,216	81.6%
St Petersburg, FL	1	97.6%	326	2,643	84.5%
Total Count/Average	9	92.9%	2,532	$1,516	83.1%

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

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative instruments in connection with its risk management activities to manage exposure to changes in interest rates, market values, credit performance and broader geopolitical and market conditions affecting our assets and liabilities. The Company elected not to apply hedge accounting for its derivative instruments. Accordingly, all derivatives are recognized at fair value on the consolidated financial statements, and changes in fair value are recorded in current period earnings. Derivative instruments used by the Company may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury and commodity futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also invest in other types of mortgage derivative securities. Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period.
The Company primarily uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate the Company pays or receives under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements. The Company also has U.S. Treasury futures to manage exposure to changes in interest rate risk. U.S. Treasury future contracts obligate the Company to sell or buy U.S. Treasury securities for future delivery.
The Company may use TBAs to mitigate interest rate risk and also may invest in TBAs as a means of acquiring additional exposure to Agency fixed-rate RMBS. TBAs are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.

The Company may, from time to time, use other types of derivatives instruments such as commodity futures and options contracts to manage broader geopolitical and market risk. Commodity future contracts obligate the Company to sell or buy a specific quantity of the commodity at a predetermined price for future delivery. The Company has also purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

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

Debt

The Company’s debt as of December 31, 2025 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

The following table presents a summary of the Senior Unsecured Notes as of December 31, 2025 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate	Maturity Date	Optional Redemption Date
9.875% 2030 Senior Notes at fair value	$115,000	$118,496	9.875%	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	82,500	82,431	9.125%	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	60,000	59,925	9.125%	July 1, 2029	July 1, 2026
2026 Senior Notes at amortized cost, net (1)	100,000	99,585	5.75%	April 30, 2026	April 30, 2023
Total Senior Unsecured Notes	$357,500	$360,437

(1)The 2026 Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.73%. These notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. The Company redeemed its 2026 Senior Notes at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million on February 2, 2026.

Subordinated Debentures

As of December 31, 2025, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 7.85% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,585	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	180,453	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,792	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,642	71,585
Common stock	903	906
Additional paid-in capital	2,294,194	2,289,044
Accumulated deficit	(1,408,647)	(1,430,675)
Company's stockholders' equity	$1,426,922	$1,394,720

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending December 31, 2026) and long-term (beyond December 31, 2026) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement or warehouse facility financing. Beginning in 2023 and through the year ended December 31, 2025, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of December 31, 2025, the Company’s portfolio recourse leverage ratio of 4.7x remains within our target range. As of December 31, 2025, 70% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 61% of that debt collateralized by Agency RMBS, 6% collateralized by residential credit assets and 3% collateralized by U.S. Treasury securities. The remaining 30% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector. We focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At December 31, 2025, we had $206.5 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $454.0 million of unencumbered investment securities (including the securities we own in Consolidated SLST) and $54.4 million of unencumbered residential loans.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. With respect to Consolidated Real Estate VIEs, the multi-family properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. We have placed a greater emphasis on procuring, where appropriate, longer-termed and/or more committed financing arrangements for certain of our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to continue to move higher as we access additional liquidity and grow our investment portfolio further, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.

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

Cash Flows and Liquidity for the Year Ended December 31, 2025

During the year ended December 31, 2025, net cash, cash equivalents and restricted cash increased by $13.4 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities totaling $134.0 million during the year ended December 31, 2025. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate).

Cash Flows Used in Investing Activities

During the year ended December 31, 2025, our net cash flows used in investing activities were $2.9 billion, primarily as a result of purchases of investment securities, purchases and origination of residential loans held in our investment portfolio, net variation margin paid for derivative instruments and the acquisition of the outstanding ownership interests in Constructive that were not previously owned by the Company (net of cash and restricted cash acquired). This was partially offset by principal repayments received on residential loans, investment securities and preferred equity investments, net proceeds from the sale of investment securities, residential loans and real estate, net payments received from derivative instruments and return of capital from equity investments.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements, warehouse facilities or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received from residential loans, including residential loans held in Consolidated SLST, and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities). Additionally, a significant portion of cash flows from the sale of real estate held in Consolidated VIEs, if any, were used to repay outstanding mortgages payable on real estate held in Consolidated VIEs.

Cash Flows from Financing Activities

During the year ended December 31, 2025, our net cash flows provided by financing activities were $2.8 billion. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and warehouse facilities and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of December 31, 2025, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2025, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties in our investment portfolio. Also as of December 31, 2025, Constructive had outstanding short-term warehouse facilities of less than one year on residential loans held for sale. The outstanding financing under certain of these repurchase agreements and warehouse facilities is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default. The repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of December 31, 2025, we had an aggregate amount at risk under repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties of approximately $133.8 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements and warehouse facilities. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of December 31, 2025, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of December 31, 2025, we had $206.5 million included in cash and cash equivalents and $454.0 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of December 31, 2025 included $421.3 million of Agency RMBS and $32.7 million of non-Agency RMBS (including an IO security we own in Consolidated SLST).

At December 31, 2025, the Company had $100.0 million aggregate principal amount of 2026 Senior Notes outstanding. The 2026 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 2026 Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 2026 Senior Notes. The Company's 2026 Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. On February 2, 2026, the Company redeemed the 2026 Senior Notes at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million.

At December 31, 2025, the Company had $60.0 million aggregate principal amount of 2029 Senior Notes outstanding. The 2029 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 2029 Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2029 Senior Notes.

At December 31, 2025, the Company had $82.5 million aggregate principal amount of 9.125% 2030 Senior Notes outstanding. The 9.125% 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company has the right to redeem the 9.125% 2030 Senior Notes, in whole or in part, at any time on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.125% 2030 Senior Notes.

At December 31, 2025, the Company had $115.0 million aggregate principal amount of 9.875% 2030 Senior Notes outstanding. The 9.875% 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.875% per year, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2025, and mature on October 1, 2030, unless earlier redeemed. The Company has the right to redeem the 9.875% 2030 Senior Notes, in whole or in part, at any time on or after October 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.875% 2030 Senior Notes.

At December 31, 2025, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.4 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $65.3 million. We had 14 Company-sponsored securitizations with CDOs outstanding as of December 31, 2025. See Note 14 to our consolidated financial statements included in this report for further discussion.

The real estate assets held by Consolidated Real Estate VIEs are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of December 31, 2025, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing and warehouse facility financing, subordinated debentures and senior unsecured notes divided by our total stockholders' equity, was approximately 5.0 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of December 31, 2025, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement and warehouse facility financing divided by our total stockholders' equity, was approximately 4.7 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, interest rate caps, credit default swaps, U.S. Treasury and commodity futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also use TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

With respect to interest rate swaps, credit default swaps, U.S. Treasury and commodity futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or investment securities, may be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. During the year ended December 31, 2025, the Company issued 221,260 shares of Preferred Stock under the Preferred Equity Distribution Agreement at an average price of $23.19 per share, resulting in total net proceeds to the Company of approximately $5.1 million. As of December 31, 2025, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement. The Company also issued the 9.125% 2030 Senior Notes and the 9.875% 2030 Senior Notes in public offerings during the year ended December 31, 2025.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the year ended December 31, 2025. As of December 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2027.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the year ended December 31, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share. As of December 31, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2027.

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

Commitment to Fund Business Purpose Loans

As of December 31, 2025, the Company had commitments to fund up to $149.4 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment. In addition, from time to time, Constructive makes short-term commitments to originate business purpose loans and such commitments totaled $102.0 million as of December 31, 2025.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying consolidated balance sheets as of December 31, 2025.

Redeemable Non-Controlling Interest

Pursuant to the operating agreement for our cross-collateralized mezzanine lending investment, third party investors in this entity have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash. See Note 7 to our consolidated financial statements included in this report for further discussion of redeemable non-controlling interest.

Summary of Material Contractual Obligations

The Company had the following material contractual obligations at December 31, 2025 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Repurchase agreements (1)	$6,792,542	$—	$—	$—	$6,792,542
Subordinated debentures (1)	3,696	7,403	7,392	61,684	80,175
Senior unsecured notes (1)	127,234	48,719	289,521	—	465,474
Total contractual obligations (2)	$6,923,472	$56,122	$296,913	$61,684	$7,338,191

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2025.
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

In addition, pursuant to the operating agreement for our cross-collateralized mezzanine lending investment, subject to certain conditions, third party investors in this entity have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase such interests for cash.

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

For example, we hold residential loans and RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements and warehouse facilities occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our residential loans or RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the residential loans or RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on residential loans and RMBS. During a declining interest rate environment, the prepayment of residential loans and RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of repurchase agreements to increase relative to the amount of residential loans and RMBS, possibly resulting in a decline in our net return on residential loans and RMBS, as replacement residential loans and RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, residential loans and RMBS may prepay more slowly than expected, requiring us to finance a higher amount of residential loans and RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on residential loans and RMBS. Accordingly, each of these scenarios can negatively impact our net interest income and adjusted net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing earnings potential while seeking to maintain long term stable portfolio values. A consolidated multi-family property with variable-rate mortgages payable has entered into interest rate cap contracts as required by its mortgage loan agreement. The Company may also be required by lenders on repurchase agreements for residential loans to enter into interest rate cap contracts.

Constructive’s primary exposure to interest rate risk arises from the impact of interest rate changes on its operating results and the fair value of its assets, including residential loans held for sale and IRLCs. In a declining interest rate environment, Constructive generally experiences higher loan origination volumes, improved gain on sale margins and increases in the fair value of its residential loans held for sale and IRLCs. Conversely, in a rising interest rate environment, loan origination volumes and gain on sale margins typically decline, and the fair value of these assets decreases, which can adversely affect Constructive’s results of operations.

We utilize a model-based risk analysis system to assist in projecting interest rate-sensitive asset and liability performance over a scenario of different interest rates. Computation of the cash flows for interest rate-sensitive assets that may affect adjusted net interest income are based on assumptions related to, among other things, prepayment speeds, slope of the yield curve, and composition and size of our invested assets. Assumptions for interest rate-sensitive liabilities relate to, among other things, anticipated interest rates, collateral requirements as a percentage of repurchase agreement and warehouse facility financings and amounts and terms of borrowings. As these assumptions may not be realized, adjusted net interest income results may therefore be significantly different from the adjusted net interest income produced in our analyses. We also note that the uncertainty associated with the estimate of a change in adjusted net interest income is directly related to the size of interest rate move considered.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income based on our assets and liabilities as of December 31, 2025 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(135,741)
+100	$(67,840)
-100	$67,831
-200	$135,720

(1)Represents a non-GAAP financial measure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Annual Report on Form 10-K for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.

(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of December 31, 2025. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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

We are subject to “margin call” risk on a significant portion of our repurchase agreements, warehouse facilities and derivative instruments. In the event the value of our assets pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement or warehouse facility counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all.

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

Recent inflationary pressures have caused, and a possible economic recession or stagnation in the U.S. in the near future may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income and adjusted net interest income from our residential loans, RMBS investments and multi-family loans and rental income and reduce the distributions we receive from our Mezzanine Lending and cross-collateralized mezzanine lending investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions or optimizing a resolution for or exit from the asset.

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

Investments in non-Agency RMBS, CMBS and ABS also contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and losses across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and cross-collateralized mezzanine lending investments in owners of multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties that serve as the underlying collateral to produce cash flows adequate to pay distributions, interest or principal due to us or other investors or lenders. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's Mezzanine Lending and cross-collateralized mezzanine lending investments typically provide us with various rights and remedies to protect our investment.

Constructive is also exposed to credit risk through its origination and sale of business purpose loans. This risk arises from potential borrower defaults while loans are held for sale. Although Constructive sells these loans to third-party investors in the secondary market without recourse, it provides customary representations and warranties regarding borrower credit information, loan documentation, and collateral quality. If these representations are breached, or if early payment defaults occur, Constructive may be required to repurchase the affected loans or indemnify investors for losses. Constructive records a provision for potential losses associated with these obligations based on historical experience and management’s assessment of incurred losses on previously sold loans that remain outstanding. The extent of such losses is influenced by economic conditions, housing market trends, investor repurchase practices, interest rate movements and the types of loans that are held for sale. We believe Constructive’s disciplined underwriting standards, which emphasize borrower credit quality, collateral valuation, and adherence to investor guidelines, mitigate these risks and support the credit quality of its loan production.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2025 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our net assets as of December 31, 2025, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Percentage Change in Portfolio Fair Value (1)
(basis points)
+200	(2.23)%
+100	(1.59)%
Base	—
-100	0.30%
-200	0.79%
(1)Includes residential loans, residential loans held for sale, Mezzanine Lending investments, investment securities, interest rate-sensitive derivatives, mortgage servicing rights, residential loan securitizations, non-Agency RMBS re-securitization and senior unsecured notes at fair value.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2026 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.

See the accompanying Index to Financial Statement Schedule on Page F-1.

(b)Exhibits.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description
3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

3.2
Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

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

3.17
Articles of Amendment effecting the change of the name of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

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

4.16
Fifth Supplemental Indenture, dated January 13, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

4.17
Form of 9.250% Senior Notes Due 2031 of the Company (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.18*	Description of the Company’s securities under Section 12 of the Exchange Act.

10.1†	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.2†
Amendment No. 1 to the Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019).

10.3†
Amendment No. 2 to the Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2021).

10.4†
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.5†
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.6†
Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Jason T. Serrano (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.7†
Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Kristine R. Nario-Eng (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.8†
Amended and Restated Employment Agreement, dated as of November 3, 2025, between the Company and Nicholas Mah (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.9†
The Company's Amended and Restated 2019 Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2019).

10.10†
The Company’s 2020 Annual Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.11†
Form of 2020 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.12†
Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.13†
Form of 2021 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.14†
Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.15†	The Company’s 2021 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).

10.16†
Form of 2022 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.17†
Form of 2022 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.18†
Form of 2022 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.19†
The Company’s 2022 Annual Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.20†
Form of 2023 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023).

10.21†
Form of 2023 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.22†
Form of 2023 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.23†	The Company’s 2023 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.24†
Form of 2024 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024).

10.25†
Form of 2024 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

10.26†
Form of 2024 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

10.27†	The Company's 2024 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

10.28†
Form of 2024 Deferred Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2024).

10.29†
Form of 2025 Performance Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

10.30†
Form of 2025 Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

10.31†
The Company's 2025 Annual Incentive Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

10.32†
Form of 2025 Deferred Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2025).

10.33*†	Form of 2026 Performance Stock Unit Award Agreement.

10.34*†	Form of 2026 Restricted Stock Unit Award Agreement.

10.35*†	The Company’s 2026 Annual Incentive Plan.

10.36†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

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

97.1†
Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2024).

99.1	Equity Distribution Agreement, dated August 10, 2021, by and between the Company and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

99.2
Equity Distribution Agreement, dated June 13, 2025, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13. 2025).

101.INS***	XBRL Instance Document

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DE XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page XBRL tags are embedded within the Inline XBRL document

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS TRUST, INC.

Date:	February 20, 2026	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2026	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Serrano	Chief Executive Officer and Director	February 20, 2026
Jason T. Serrano	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 20, 2026
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Steven R. Mumma	Chairman of the Board	February 20, 2026
Steven R. Mumma

/s/ Eugenia R. Cheng	Director	February 20, 2026
Eugenia R. Cheng

/s/ Michael B. Clement	Director	February 20, 2026
Michael B. Clement

/s/ Audrey E. Greenberg	Director	February 20, 2026
Audrey E. Greenberg

/s/ Steven G. Norcutt	Director	February 20, 2026
Steven G. Norcutt

/s/ Lisa A. Pendergast	Director	February 20, 2026
Lisa A. Pendergast

ADAMAS TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2025

F-1

ADAMAS TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Adamas Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Adamas Trust, Inc. (formerly known as, New York Mortgage Trust, Inc.) (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2026 expressed an unqualified opinion.

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

Fair value measurements of residential loans held by the Company and residential loans held by securitization trusts
As described further in Notes 2, 4 and 17 to the consolidated financial statements, the Company’s residential loans, at fair value includes residential loans held by the Company and residential loans held by securitization trusts (“Residential Loans”). These consist of performing, re-performing and non-performing residential loans and business purpose loans, which are presented at fair value pursuant to a fair value election in accordance with ASC 825, Financial Instruments. The Company determines the fair value measurement using valuations obtained from a third-party that specializes in providing valuations of residential loans and using transaction prices for certain originated loans. We identified the fair value measurement of Residential Loans based on valuations provided by a third-party specialist as a critical audit matter.

The principal considerations for our determination that the fair value measurement of Residential Loans was a critical audit matter are that the assets are priced using unobservable inputs. As such, management makes judgments with respect to the significant assumptions to determine fair value, which may include lifetime conditional prepayment rate, default rate, loss severity, yield and property values, among others. The significant assumptions used in the valuation are sensitive to variation and underlying market conditions, such that minor changes can cause significant changes in the estimates. As a result, the evaluation of the significant assumptions required significant auditor judgement.

Our audit procedures related to the fair value measurement of Residential Loans included the following, among others:

•We tested the design and operating effectiveness of relevant controls performed by management relating to the fair value measurement of Residential Loans.

•With assistance of valuation specialists, we tested the reasonableness of property values used by management under the liquidation model for a sample of Residential Loans.

•We also involved valuation specialists to independently determine a range of fair value estimates of the Residential Loans and compared them to management’s fair value measurement for reasonableness.

Fair value measurements of certain interest only and first loss subordinated securities issued by Freddie Mac-sponsored residential loan securitization entities (“Consolidated SLST”) holding residential loans
As described further in Notes 2, 4 and 17 to the consolidated financial statements, the Company owns investment securities, including interest only and first loss subordinated securities which are recorded at fair value on a recurring basis. Some of these investment securities result in the consolidation of the underlying securitization entities as required by Accounting Standards Codification 810, Consolidation. The Company has elected to account for the consolidated securitization entities as Collateralized Finance Entities (“CFEs”) and has elected to measure the financial assets of its CFEs using the fair value of the financial liabilities issued by those entities, which management has determined to be more observable. The interest only and first loss subordinated securities issued by Consolidated SLST, are priced individually by the Company utilizing discounted cash flow valuation techniques. We identified the fair value measurement of these interest-only and first loss subordinated securities in Consolidated SLST (“SLST Investments”) as a critical audit matter.

The principal considerations for our determination that the fair value measurement of SLST Investments is a critical audit matter are that there is limited observable market data available for these SLST Investments. As such, fair value measurement requires management to make judgments in order to identify and select the significant assumptions, which may include the yield, collateral prepayment rate, collateral default rate and loss severity. In addition, the significant assumptions used in the valuation are sensitive to variation and underlying market conditions, such that minor change can cause significant changes in the estimates. As a result, the evaluation of the significant assumptions required subjective and complex auditor judgement.

Our audit procedures related to the fair value measurement of SLST Investments included the following, among others:

•We tested the design and operating effectiveness of relevant controls performed by management relating to the fair value measurement of the SLST Investments.

•We also involved a valuation specialist to independently determine a range of fair value estimates of the SLST Investments and compared them to management’s fair value measurement for reasonableness.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Adamas Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Adamas Trust, Inc. (formerly known as, New York Mortgage Trust, Inc.) (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 20, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 20, 2026

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Investment securities available for sale, at fair value	$6,904,781	$3,828,544
Residential loans, at fair value	4,358,175	3,841,738
Residential loans held for sale, at fair value	80,707	—
Multi-family loans, at fair value	55,476	86,192
Equity investments, at fair value	24,711	113,492
Cash and cash equivalents	210,333	167,422
Real estate, net	553,496	623,407
Assets of disposal group held for sale	1,256	118,613
Goodwill	22,396	—
Other assets	427,516	437,874
Total Assets (1)	$12,638,847	$9,217,282
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements and warehouse facilities	$6,753,417	$4,012,225
Collateralized debt obligations ($3,148,157 at fair value and $363,645 at amortized cost, net as of December 31, 2025 and $2,135,680 at fair value and $842,764 at amortized cost, net as of December 31, 2024)	3,511,802	2,978,444
Senior unsecured notes ($260,852 at fair value and $99,585 at amortized cost, net as of December 31, 2025 and $60,310 at fair value and $98,886 at amortized cost, net as of December 31, 2024)	360,437	159,196
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	332,131	366,606
Liabilities of disposal group held for sale	122	97,065
Other liabilities	205,501	147,612
Total liabilities (1)	11,208,410	7,806,148

Commitments and Contingencies (See Note 16)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	3,016	12,359

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,385,674 and 22,164,414 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively ($559,642 and $554,110 aggregate liquidation preference as of December 31, 2025 and December 31, 2024, respectively)	540,472	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,303,863 and 90,574,996 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	903	906
Additional paid-in capital	2,294,194	2,289,044
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,408,647)	(1,430,675)
Company's stockholders' equity	1,426,922	1,394,720
Non-controlling interests	499	4,055
Total equity	1,427,421	1,398,775
Total Liabilities and Equity	$12,638,847	$9,217,282
(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2025 and December 31, 2024, assets of consolidated VIEs totaled $4,367,560 and $3,988,584, respectively, and the liabilities of consolidated VIEs totaled $3,881,273 and $3,477,211, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
NET INTEREST INCOME:
Interest income	$601,948	$401,280	$258,660
Interest expense	452,647	317,425	192,134
Total net interest income	149,301	83,855	66,526

NET LOSS FROM REAL ESTATE:
Rental income	66,025	112,488	141,057
Other real estate income	10,309	20,151	30,717
Total income from real estate	76,334	132,639	171,774
Interest expense, mortgages payable on real estate	21,581	60,232	90,221
Depreciation and amortization	23,125	39,822	24,620
Other real estate expenses	44,045	75,426	88,235
Total expenses related to real estate	88,751	175,480	203,076
Total net loss from real estate	(12,417)	(42,841)	(31,302)

OTHER INCOME (LOSS):
Realized losses, net	(65,428)	(29,351)	(27,059)
Unrealized gains (losses), net	217,395	(90,530)	97,196
(Losses) gains on derivative instruments, net	(58,303)	95,996	(26,378)
Mortgage banking activities, net	26,621	—	—
(Loss) income from equity investments	(3,168)	16,011	17,785
Impairment of real estate	(9,767)	(48,875)	(89,548)
Loss on reclassification of disposal group	—	(14,636)	(16,163)
Other income	16,509	29,149	4,736
Total other income (loss)	123,859	(42,236)	(39,431)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	72,656	48,672	49,565
Portfolio operating expenses	28,011	30,688	23,952
Loan origination costs	8,101	—	—
Financing transaction costs	14,173	12,335	—
Total general, administrative and operating expenses	122,941	91,695	73,517

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	137,802	(92,917)	(77,724)
Income tax expense	145	1,036	75

NET INCOME (LOSS)	137,657	(93,953)	(77,799)
Net loss attributable to non-controlling interests	11,391	31,924	29,134
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	149,048	(62,029)	(48,665)
Preferred stock dividends	(47,942)	(41,756)	(41,837)
Gain on repurchase of preferred stock	—	—	467
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$101,106	$(103,785)	$(90,035)

Basic earnings (loss) per common share	$1.12	$(1.14)	$(0.99)
Diluted earnings (loss) per common share	$1.10	$(1.14)	$(0.99)
Weighted average shares outstanding-basic	90,427	90,815	91,042
Weighted average shares outstanding-diluted	91,510	90,815	91,042
The accompanying notes are an integral part of the consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$101,106	$(103,785)	$(90,035)
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	—	—	144
Reclassification adjustment for net loss included in net loss	—	4	1,822
TOTAL OTHER COMPREHENSIVE INCOME	—	4	1,966
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$101,106	$(103,781)	$(88,069)

The accompanying notes are an integral part of the consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(17,067) allocated to redeemable non-controlling interest)	—	—	—	(48,665)	—	(48,665)	(12,067)	(60,732)
Common stock repurchases	(9)	—	(8,606)	—	—	(8,615)	—	(8,615)
Preferred stock repurchases	—	(2,906)	—	467	—	(2,439)	—	(2,439)
Stock based compensation expense, net	4	—	8,821	—	—	8,825	—	8,825
Dividends declared on common stock	—	—	—	(109,279)	—	(109,279)	—	(109,279)
Dividends declared on preferred stock	—	—	—	(41,837)	—	(41,837)	—	(41,837)
Dividends attributable to dividend equivalents	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Reclassification adjustment for net loss included in net loss	—	—	—	—	1,822	1,822	—	1,822
Increase in fair value of available for sale securities	—	—	—	—	144	144	—	144
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	3,790	3,790
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	997	997
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(5,359)	(5,359)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	14,175	—	—	14,175	—	14,175
Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(16,926) allocated to redeemable non-controlling interest)	—	—	—	(62,029)	—	(62,029)	(14,998)	(77,027)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	5	—	6,063	—	—	6,068	—	6,068
Dividends declared on common stock	—	—	—	(72,596)	—	(72,596)	—	(72,596)
Dividends declared on preferred stock	—	—	—	(41,756)	—	(41,756)	—	(41,756)
Dividends attributable to dividend equivalents	—	—	—	(477)	—	(477)	—	(477)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4

Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,730	1,730
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	516	516
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3,646)	(3,646)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(10,613)	—	—	(10,613)	—	(10,613)
Balance, December 31, 2024	$906	$535,445	$2,289,044	$(1,430,675)	$—	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(9,603) allocated to redeemable non-controlling interest)	—	—	—	149,048	—	149,048	(1,788)	147,260
Preferred stock issuance, net	—	5,027	—	—	—	5,027	—	5,027
Common stock repurchases	(2)	—	(1,500)	—	—	(1,502)	—	(1,502)
Stock based compensation (benefit) expense, net	(1)	—	8,198	—	—	8,197	—	8,197
Dividends declared on common stock	—	—	—	(77,711)	—	(77,711)	—	(77,711)
Dividends declared on preferred stock	—	—	—	(47,942)	—	(47,942)	—	(47,942)
Dividends attributable to dividend equivalents	—	—	—	(1,367)	—	(1,367)	—	(1,367)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	1,028	1,028
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,796)	(2,796)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(1,548)	—	—	(1,548)	—	(1,548)
Balance, December 31, 2025	$903	$540,472	$2,294,194	$(1,408,647)	$—	$1,426,922	$499	$1,427,421

The accompanying notes are an integral part of the consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$137,657	$(93,953)	$(77,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization	16,579	20,219	27,500
Depreciation and amortization expense related to operating real estate	23,125	39,822	24,620
Realized losses, net	65,428	29,351	27,059
Unrealized (gains) losses, net	(217,395)	90,530	(97,196)
Losses (gains) on derivative investments, net	58,303	(95,996)	26,378
Other gains, net	(98)	(31,086)	(3,967)
Gains on residential loans held for sale, net	(14,443)	—	—
Originations of residential loans held for sale	(432,719)	—	—
Repurchases of residential loans	(4,738)	—	—
Proceeds from sales and repayments of residential loans held for sale	450,175	—	—
Impairment of real estate	9,767	48,875	89,548
Loss on reclassification of disposal group	—	14,636	16,163
Income from preferred equity, mezzanine loan and equity investments	(5,426)	(26,796)	(28,774)
Distributions of income from preferred equity, mezzanine loan and equity investments	25,441	24,222	26,076
Stock based compensation expense, net	8,197	6,068	8,825
Cash reclassified from assets of disposal group held for sale	1,951	3,215	8,267
Changes in operating assets and liabilities	12,236	(15,036)	(16,747)
Net cash provided by operating activities	134,040	14,071	29,953

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	(16,733)	—	—
Proceeds from sales of investment securities	724,474	5,284	64,690
Principal paydowns received on investment securities	696,455	296,611	56,459
Purchases of investment securities	(4,363,994)	(2,210,935)	(2,014,385)
Principal repayments received on residential loans	1,428,808	1,147,168	1,062,247
Proceeds from sales of residential loans	169,850	162,883	25,144
Purchases and originations of residential loans	(1,733,373)	(1,883,708)	(612,784)
Principal repayments received on preferred equity and mezzanine loan investments	29,250	5,100	8,460
Return of capital from equity investments	33,150	25,061	74,275
Funding of preferred equity, mezzanine loan and equity investments	(413)	(1,498)	(52,400)
Cash received from initial consolidation of VIEs	—	—	102
Proceeds from sales of joint venture equity investments in VIEs	500	2,050	—
Decrease in cash from de-consolidation of Consolidated VIEs	—	(3,956)	—
Net variation margin (paid) received for derivative instruments	(70,124)	70,656	(27,447)
Net payments received from derivative instruments	24,847	29,691	24,215
Net proceeds from sale of real estate	201,358	157,203	221,968
Purchases of and capital expenditures on real estate	(8,154)	(24,647)	(50,412)
Purchases of investments held in Consolidated SLST	(12,179)	(9,857)	—
Purchases of mortgage servicing rights	—	(9,470)	—
Purchases of other assets	(845)	(2,071)	(63)
Net cash used in investing activities	(2,897,123)	(2,244,435)	(1,219,931)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements and warehouse facilities	2,604,209	1,535,749	1,730,366
Proceeds from issuance of senior unsecured notes, net	193,505	60,000	—
Proceeds from issuance of collateralized debt obligations, net	947,788	1,350,153	—
Repurchases of common stock	(1,502)	(3,493)	(8,615)
Proceeds from preferred stock issuance, net	5,027	—	—

Repurchases of preferred stock	—	—	(2,439)
Dividends paid on common stock and dividend equivalents	(75,507)	(74,945)	(128,801)
Dividends paid on preferred stock	(46,460)	(41,756)	(41,894)
Net distributions to non-controlling interests in Consolidated VIEs	(2,557)	(11,893)	(8,377)
Redemptions of redeemable non-controlling interest in Consolidated VIE	(500)	(626)	(485)
Payments made on and extinguishment of collateralized debt obligations	(644,876)	(469,017)	(204,649)
Payments made on Consolidated SLST CDOs	(74,146)	(61,130)	(46,476)
Net payments made on mortgages payable on real estate	(128,544)	(54,296)	(148,948)
Net cash provided by financing activities	2,776,437	2,228,746	1,139,682
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13,354	(1,618)	(50,296)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	329,024	330,642	380,938
Cash, Cash Equivalents and Restricted Cash - End of Period	$342,378	$329,024	$330,642

Supplemental Disclosure:
Cash paid for interest	$448,294	$344,725	$249,854
Cash paid (refunds received) for income taxes	$218	$(32)	$225

Non-Cash Investing Activities:
Non-cash consideration for acquisition of business	$36,259	$—	$—
Consolidation of assets acquired in business combination	$188,102	$—	$—
Consolidation of liabilities assumed in business combination	$142,714	$—	$—
De-consolidation of real estate held in Consolidated VIEs	$—	$622,708	$—
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$629,763	$—
Consolidation of residential loans held in Consolidated SLST	$247,405	$285,057	$—
Consolidation of Consolidated SLST CDOs	$235,226	$275,200	$—
Consolidation of real estate held in Consolidated VIEs	$—	$—	$54,439
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$—	$45,142
Transfer from residential loans to real estate owned	$49,032	$85,342	$42,485
Transfer from residential loans to real estate, net	$—	$2,640	$—
Transfer from residential loans held for sale to residential loans	$474,922	$—	$—
Distribution of mortgage servicing rights from equity investment	$3,405	$10,917	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$23,414	$19,844	$21,716
Dividends declared on preferred stock to be paid in subsequent period	$11,918	$10,435	$10,435
Mortgages and notes payable assumed by purchaser of real estate held for sale in Consolidated VIEs	$—	$24,073	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$210,333	$167,422	$187,107
Restricted cash included in other assets	132,045	161,602	143,535
Total cash, cash equivalents, and restricted cash	$342,378	$329,024	$330,642

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

1. Organization

Adamas Trust, Inc., together with its consolidated subsidiaries (“Adamas,” “we,” “our,” or the “Company”), is an internally-managed real estate investment trust ("REIT") focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive Loans, LLC ("Constructive"), we also originate business purpose loans for residential real estate investors. On September 3, 2025, the Company changed its name from New York Mortgage Trust, Inc. to Adamas Trust, Inc.

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

The Company is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. As such, the Company will generally not be subject to U.S. federal income taxes on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its U.S. federal income tax return and complies with various other requirements.

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

Investment Securities Available for Sale – The Company has elected the fair value option for all investment securities available for sale in accordance with ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

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

Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825. As of December 31, 2023, investment securities where the fair value option had not been elected and which were reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”) included non-Agency RMBS (collectively, "CECL Securities"). If the fair value of CECL Securities was less than amortized cost as of a balance sheet date, the Company evaluated the CECL Securities for impairment as a result of credit losses. The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2023 and determined that no allowance for credit losses was necessary. There were no CECL Securities as of December 31, 2025 and 2024.

Residential Loans and Residential Loans Held for Sale – The Company’s acquired and originated residential loans, including performing, re-performing and non-performing residential loans and business purpose loans, are presented at fair value on the accompanying consolidated balance sheets pursuant to a fair value option election in accordance with ASC 825. Loans that the Company has the intent and ability to hold for the foreseeable future or to maturity/payoff are classified as residential loans. Changes in fair value of residential loans are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Loans originated with the intent to sell to third-party investors in the secondary market are classified as residential loans held for sale. Changes in fair value of residential loans held for sale and gain or loss on sale are recorded in current period earnings in mortgage banking activities, net on the Company’s consolidated statements of operations.

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

Loan origination and other fees generally represent per-loan fee amounts that are either based upon a percentage of the original principal balance of an originated business purpose loan or are a standard fee amount, are recognized as revenue at the time the related loans are funded and are reported in mortgage banking activities, net on the Company's consolidated statements of operations as a result of the fair value option election. Direct loan origination costs incurred in originating business purpose loans are immediately recognized in loan origination costs on the Company's consolidated statements of operations as a result of the fair value option election.

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

Multi-Family Loans – Multi-family loans include preferred equity investments in entities that have multi-family real estate assets. A preferred equity investment is an equity investment in the entity that owns the underlying property. Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default.

The Company has evaluated its preferred equity investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Preferred equity investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity investments because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Fees or expenses related to the multi-family loans are recorded in total other income (loss) on the accompanying consolidated statements of operations.

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

Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flows. Amounts held back from cash consideration, if any, are recorded as liabilities on the accompanying consolidated balance sheets.

On July 15, 2025, the Company, through a wholly-owned subsidiary, acquired the outstanding 50% ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement, thereby increasing the Company's ownership of Constructive to 100% (see Note 24). The transaction was accounted for by applying the acquisition method for business acquisitions under ASC 805.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which carrying amount exceeds the reporting unit’s fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company has elected October 1 of each fiscal year as the annual goodwill impairment evaluation date and no impairment has been recorded since goodwill was initially recognized.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology and acquired in-place leases with useful lives ranging from 5 months to 11 years are included in other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See Real Estate, Net for further discussion of acquired in-place lease intangible assets.

Derivative Instruments – The Company enters into various types of derivative instruments in connection with its risk management activities which are recorded on the accompanying consolidated balance sheets as assets or liabilities at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. The Company elected not to apply hedge accounting for its derivative instruments; accordingly, all changes in fair value are reported on the accompanying consolidated statements of operations as gains (losses) on derivative instruments, net.

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

The Company has entered into, and may in the future enter into, TBAs that are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. The Company accounts for TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible. Dollar roll income is recognized in gains (losses) on derivative instruments, net on the accompanying consolidated statements of operations.

The Company has U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. Additionally, the Company has commodity future contracts that obligate the Company to sell or buy a specific quantity of a commodity at a predetermined price for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps, credit default swaps, U.S. Treasury futures and commodity futures are cleared through two central clearing houses, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc., or the Intercontinental Exchange ("ICE"). CME Clearing and ICE serve as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. CME Clearing and ICE require that the Company post an initial margin amount determined by the respective central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument's maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by CME Clearing and ICE. The exchange of variation margin is treated as a legal settlement of the exposure under these contracts, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
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

Derivative Instruments – Interest Rate Lock Commitments – Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period. IRLCs are accounted for as derivatives at fair value and changes in fair value are included in mortgage banking activities, net on the accompanying consolidated statements of operations.
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

Repurchase Agreements – Investment Securities – The Company finances, or has financed, certain of its investment securities available for sale, certain securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over SOFR.

Repurchase Agreements and Warehouse Facilities – Residential Loans, Real Estate Owned and Single-family Rental Properties – As of December 31, 2025 and 2024, the Company financed a portion of its residential loans, real estate owned and single-family rental properties through repurchase agreements and warehouse facilities (see Note 13). Amounts outstanding under the repurchase agreements and warehouse facilities generally bear interest rates of a specified margin over various tenors of SOFR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements and warehouse facilities are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements and warehouse facilities which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method if the result is not materially different, over the term of the respective agreement.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST, a portion of the Company's net investment in Consolidated SLST and the Company's residential loans held in securitization trusts as debt on the accompanying consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company. The Company has elected the fair value option pursuant to ASC 825 with respect to the CDOs issued by Consolidated SLST and CDOs issued by the Company after January 1, 2024. The Company elected the fair value option for CDOs issued by the Company after January 1, 2024 because the Company determined that such presentation represents the underlying economics of the respective financing. Changes in fair value of CDOs subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest expense on such CDOs is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of CDOs subject to the fair value election are recognized in earnings as they are incurred and are included in financing transaction costs on the accompanying consolidated statements of operations.

Senior Unsecured Notes – As of December 31, 2025, the Company had 5.75% Senior Notes due 2026 (the "2026 Senior Notes"), 9.125% Senior Notes due 2029 (the "2029 Senior Notes"), 9.125% Senior Notes due 2030 (the "9.125% 2030 Senior Notes") and 9.875% Senior Notes due 2030 (the "9.875% 2030 Senior Notes") (collectively, the "Senior Unsecured Notes") outstanding. The Company evaluated the call option feature of the Senior Unsecured Notes for embedded derivatives in accordance with ASC 815 and determined that the call option features should not be bifurcated from the notes.

The Company has elected the fair value option pursuant to ASC 825 with respect to the 2029 Senior Notes, 9.125% 2030 Senior Notes and 9.875% 2030 Senior Notes because the Company determined that such presentation represents the underlying economics of the respective financings. Changes in fair value of these notes are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations (or other comprehensive income (loss), to the extent the change results from a change in instrument-specific credit risk). Interest expense on such notes is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of these notes are recognized in earnings as they are incurred and are included in financing transaction costs on the accompanying consolidated statements of operations.

Repurchase Reserves for Origination Activity – Constructive routinely sells business purpose loans to third-party investors in the secondary market. Under customary representations and warranties clauses in the business purpose loan sale agreements, Constructive may be required to repurchase business purpose loans sold or reimburse the investors for credit losses incurred on those loans if a breach of the contractual representations and warranties occurred. Constructive establishes a loan repurchase reserve liability in an amount equal to management’s estimate of losses on loans for which it could have a repurchase obligation or loss reimbursement. The estimated liability incorporates historical loss experience, identification of delinquencies, economic trends and market conditions and is included in other liabilities on the accompanying consolidated balance sheets. Provisions to the business purpose loan repurchase reserve reduce gains recognized on sales of loans and are included in mortgage banking activities, net on the accompanying consolidated statements of operations.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company added all eligible domestic employees of Constructive to the Plan during the year ended December 31, 2025 as a result of the aforementioned business combination. The Company also introduced an employer contribution to the Plan during the year ended December, 31, 2025 and recognized a cost of approximately $0.3 million. The Company made no contributions to the Plan for the years ended December 31, 2024 and 2023.

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

The Company has granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

Income Taxes – The Company operates in such a manner so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders, of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of a nondeductible excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Segment Reporting – As of December 31, 2025, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described herein, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments.

Adoption of Income Taxes (Topic 740): Improvements to Income Tax Disclosures

On January 1, 2025, the Company adopted the annual disclosure requirements of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). These amendments required enhanced disclosures in connection with an entity's effective tax rate reconciliation and additional disclosures about income taxes paid. See Note 21 for the Company's income tax disclosures.

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

3. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in unrealized gains (losses), net on the Company's consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025				December 31, 2024
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$3,445,953	$71,677	$(420)	$3,517,210	$1,483,619	$7,819	$(7,991)	$1,483,447
Freddie Mac	2,854,899	52,671	(280)	2,907,290	1,465,419	3,914	(13,720)	1,455,613
Total Fixed rate	6,300,852	124,348	(700)	6,424,500	2,949,038	11,733	(21,711)	2,939,060
Adjustable rate
Fannie Mae	84,215	2,911	—	87,126	97,267	265	(631)	96,901
Freddie Mac	30,212	751	—	30,963	32,852	20	(191)	32,681
Total Adjustable rate	114,427	3,662	—	118,089	130,119	285	(822)	129,582
Interest-only
Ginnie Mae	102,118	61	(14,354)	87,825	78,627	843	(16,092)	63,378
Freddie Mac	3,377	—	(315)	3,062	5,251	—	(459)	4,792
Total Interest-only	105,495	61	(14,669)	90,887	83,878	843	(16,551)	68,170
Total Agency RMBS	6,520,774	128,071	(15,369)	6,633,476	3,163,035	12,861	(39,084)	3,136,812
Non-Agency RMBS	22,203	5,701	(2,312)	25,592	66,203	6,098	(2,614)	69,687
U.S. Treasury securities	246,298	1,652	(2,237)	245,713	657,659	—	(35,614)	622,045
Total	$6,789,275	$135,424	$(19,918)	$6,904,781	$3,886,897	$18,959	$(77,312)	$3,828,544

Accrued interest receivable for investment securities available for sale in the amount of $34.0 million and $22.4 million as of December 31, 2025 and 2024, respectively, is included in other assets on the Company's consolidated balance sheets.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $173.9 million in net unrealized gains, $88.8 million in net unrealized losses and $36.3 million in net unrealized gains on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 13, respectively.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	Year Ended December 31, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$658,763	$3,700	$(30,570)	(26,870)
Agency RMBS	61,138	1,177	—	1,177
Non-Agency RMBS	4,573	52	—	52
Total	$724,474	$4,929	$(30,570)	$(25,641)

	Year Ended December 31, 2024
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$5,284	$21	$—	$21
Total	$5,284	$21	$—	$21

	Year Ended December 31, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
CMBS	30,419	—	(1,387)	(1,387)
Non-Agency RMBS	33,676	1,472	(12,644)	(11,172)
Total	$64,690	$1,472	$(14,072)	$(12,600)

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $9.1 million for the year ended December 31, 2025, which is included in realized losses, net on the accompanying consolidated statements of operations. The Company recognized write-downs of non-Agency RMBS for a loss of $1.2 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 38 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2025 and 2024, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.6 years and 7.4 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2025	December 31, 2024
0 to 5 years	$1,523,025	$604,459
Over 5 to 10 years	5,165,072	2,923,871
10+ years	216,684	300,214
Total	$6,904,781	$3,828,544

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
Residential loans are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
The following tables present the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts and residential loans held for sale, as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$575,565	$1,307,770	$2,656,765	$4,540,100	$78,915	$4,619,015
Premium / (Discount)	3,389	(61,606)	(27,107)	(85,324)	—	(85,324)
Change in fair value	5,009	(80,487)	(21,123)	(96,601)	1,792	(94,809)
Carrying value	$583,963	$1,165,677	$2,608,535	$4,358,175	$80,707	$4,438,882

	December 31, 2024
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans
Principal	$652,642	$1,111,633	$2,365,060	$4,129,335
Discount	(1,750)	(24,303)	(48,702)	(74,755)
Change in fair value	(18,626)	(121,658)	(72,558)	(212,842)
Carrying value	$632,266	$965,672	$2,243,800	$3,841,738

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2025 and 2024 (see Note 13).
(2)The Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST and the CDOs issued to permanently finance these residential loans. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 14). During the years ended December 31, 2025 and 2024, the Company purchased additional first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated the assets and liabilities of the securitizations (see Note 7).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 14).
(4)Certain of the Company's residential loans held for sale, at fair value are pledged as collateral for repurchase agreements and warehouse facilities as of December 31, 2025 (see Note 13).

Residential Loans, at Fair Value
The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025			2024			2023
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$20,885	$41,170	$43,290	$16,968	$8,611	$(15,683)	$6,786	$(8,086)	$63,005

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

The Company recognized $6.2 million of net realized losses, and $2.2 million and $4.6 million of net realized gains on the payoff of residential loans, at fair value during the years ended December 31, 2025, 2024 and 2023, respectively. The Company also recognized $3.3 million of net realized gains, and $1.0 million and $0.8 million of net realized losses on the sale of residential loans, at fair value during the years ended December 31, 2025, 2024 and 2023, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025			December 31, 2024
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
Ohio	10.7%	3.5%	3.9%	3.6%	1.6%	2.0%
Pennsylvania	10.1%	3.8%	5.5%	5.1%	3.9%	3.8%
New Jersey	8.9%	6.3%	6.4%	8.0%	6.8%	5.2%
Florida	7.0%	8.6%	10.1%	10.4%	9.1%	12.2%
New York	6.7%	10.7%	6.6%	6.6%	10.8%	6.6%
Texas	5.2%	4.4%	6.7%	6.2%	4.4%	7.9%
Illinois	3.6%	7.4%	3.3%	2.2%	6.3%	3.1%
California	3.4%	11.2%	16.8%	23.0%	11.7%	20.2%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2025	$101,757	$118,957	$1,977	$2,303
December 31, 2024	159,558	183,067	8,098	8,749

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $79.0 million and an aggregate unpaid principal balance of $94.1 million as of December 31, 2025.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $134.7 million and $117.1 million were 90 days or more delinquent as of December 31, 2025 and 2024, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $51.3 million as of December 31, 2025.

Residential Loans Held for Sale, at Fair Value
Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market as of December 31, 2025. Residential loans held for sale are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are recorded in current period earnings and presented in mortgage banking activities, net on the Company’s consolidated statements of operations.
The following table presents the activity of residential loans held for sale from July 15, 2025, the date of the Company's acquisition and consolidation of Constructive, through December 31, 2025 (dollar amounts in thousands):

Principal balance of loans acquired through business combination	$142,324
Principal balance of loans originated	840,069
Principal balance of loans sold to third parties	(440,541)
Proceeds from repayments	(259)
Principal balance of loans repurchased	1,337
Principal balance of loans transferred from residential loans held for sale to residential loans	(464,015)
Principal balance as of December 31, 2025	$78,915

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans held for sale, at fair value as of December 31, 2025 are as follows:

December 31, 2025
Ohio	13.8%
Georgia	12.0%
New York	11.9%
New Jersey	9.2%
Texas	8.9%
Pennsylvania	7.2%
Tennessee	5.0%

Mortgage Banking Activities, Net

The following table summarizes the components of mortgage banking activities, net for the period from July 15, 2025, the date of the Company's acquisition and consolidation of Constructive through December 31, 2025 (dollar amounts in thousands):

Residential loan origination and other fees	$12,178
Gains on residential loans held for sale, net (1)	14,443
Mortgage banking activities, net	$26,621

(1)Includes gains on sale and unrealized gains, net of provision for loan repurchases, and gains (losses) on interest rate lock commitments. Interest rate lock commitments are accounted for by the Company as derivative instruments (see Note 10).

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in entities that have multi-family real estate assets are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's consolidated statements of operations. Multi-family loans consist of the following as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Investment amount	$59,102	$90,485
Unrealized losses, net	(3,626)	(4,293)
Total, at Fair Value	$55,476	$86,192
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.6 million in net unrealized gains, $4.7 million in net unrealized losses and $1.1 million in net unrealized gains on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of December 31, 2025 and 2024 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)The Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025	December 31, 2024
Texas	57.8%	36.1%
Florida	18.6%	11.6%
Arkansas	9.3%	10.3%
Indiana	8.5%	5.6%
Pennsylvania	5.7%	3.7%

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

The following table presents the Company's equity investments as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	$10,125	58%	$9,322
Tides on 27th Investors, LLC	54%	3,092	54%	10,245
Rapid City RMI JV LLC	50%	11,494	50%	10,637
Lucie at Tradition Holdings, LLC	—	—	70%	21,821
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	57%	21,411
Total - Multi-Family Preferred Equity Ownership Interests		24,711		73,436

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	—	—	70%	141
GWR Gateway Partners, LLC (1)	—	—	70%	1,197
Total - Joint Venture Equity Investments in Multi-Family Properties		—		1,338

Single-Family Equity Ownership Interest
Constructive Loans, LLC (2)	—	—	50%	38,718
Total - Single-Family Equity Ownership Interest		—		38,718
Total		$24,711		$113,492

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale and subsequently sold during the year ended December 31, 2025 (see Note 9).
(2)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 24). Prior to July 15, 2025, the Company purchased approximately $299.6 million of residential loans from this entity during the year ended December 31, 2025, and $307.8 million and $80.8 million of residential loans from this entity during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company sold approximately $18.7 million of residential loans to this entity prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million. Prior to July 15, 2025, the Company also received distributions of MSRs from Constructive (see Note 11).

The following table presents (loss) income from multi-family preferred equity ownership interests for the years ended December 31, 2025, 2024, and 2023, respectively (dollar amounts in thousands). (Loss) income from these investments is presented in (loss) income from equity investments in the Company's accompanying consolidated statements of operations. (Loss) income from these investments during the years ended December 31, 2025, 2024 and 2023 includes $6.5 million of net unrealized losses, $4.9 million of net unrealized losses and $1.2 million of net unrealized gains, respectively.

	For the Years Ended December 31,
Investment Name	2025	2024	2023
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	$1,433	$1,070	$1,234
Tides on 27th Investors, LLC	(6,984)	(3,320)	2,513
Rapid City RMI JV LLC	1,649	1,594	541
Lucie at Tradition Holdings, LLC	2,176	3,355	2,841
EHOF-NYMT Sunset Apartments Preferred, LLC	950	2,722	2,579
Syracuse Apartments and Townhomes, LLC	—	2,422	2,691
Palms at Cape Coral, LLC	—	69	751
FF/RMI 20 Midtown, LLC	—	—	3,948
America Walks at Port St. Lucie, LLC	—	—	2,244
1122 Chicago DE, LLC	—	—	419
Bighaus, LLC	—	—	701
Total (Loss) Income - Multi-Family Preferred Equity Ownership Interests	$(776)	$7,912	$20,462

(Loss) income from single-family equity ownership interest and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents (loss) income from these investments for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2025	2024	2023
Single-Family Equity Ownership Interest
Constructive Loans, LLC (1)	$(1,554)	$12,481	$614
Total (Loss) Income - Single Family Equity Ownership Interest	$(1,554)	$12,481	$614

Joint Venture Equity Investments in Multi-Family Properties (2)
GWR Cedars Partners, LLC	39	(1,756)	(823)
GWR Gateway Partners, LLC	(877)	(2,626)	(2,468)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(838)	$(4,382)	$(3,291)

(1)Includes net unrealized losses of $4.4 million recognized prior to the Company's acquisition of the outstanding membership interests in Constructive on July 15, 2025 (see Note 24) and included in the accompanying consolidated statements of operations for the year ended December 31, 2025. Includes net unrealized gains of $3.1 million and net unrealized losses of $5.2 million for the years ended December 31, 2024 and 2023, respectively.
(2)Includes net realized losses of $0.8 million for the year ended December 31, 2025, and includes net unrealized losses of $4.4 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively.

Summary combined financial information for the Company’s equity investments as of December 31, 2025 and 2024, respectively, and for the years ended December 31, 2025, 2024 and 2023, respectively, is shown below and includes summary financial information for the Company's joint venture equity investments in multi-family properties that were sold during the year ended December 31, 2025 (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Balance Sheets:
Real estate, net	$116,477	$298,844
Residential loans	—	265,319
Other assets	2,178	40,969
Total assets	$118,655	$605,132

Mortgages payable on real estate, net	$79,410	$201,682
Other liabilities	2,319	264,979
Total liabilities	81,729	466,661
Members' equity	36,926	138,471
Total liabilities and members' equity	$118,655	$605,132

	For the Years Ended December 31,
	2025	2024	2023
Operating Statements: (1)
Rental income	$20,597	$31,220	$21,299
Real estate sales	158,625	96,000	—
Cost of real estate sales	(136,396)	(85,497)	—
Interest income	10,694	11,204	10,393
Other income	41,582	52,764	34,870
Operating expenses	(49,432)	(49,330)	(33,883)
Income before debt service and depreciation and amortization	45,670	56,361	32,679
Interest expense	(19,218)	(33,235)	(23,315)
Depreciation and amortization	(8,590)	(15,328)	(14,904)
Net income (loss)	$17,862	$7,798	$(5,540)

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

During the years ended December 31, 2025 and 2024, the Company completed four and five securitizations of certain residential loans for which the Company received aggregate net proceeds of approximately $945.5 million and $1.3 billion, respectively, after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying consolidated balance sheets.

During the year ended December 31, 2025, the Company exercised its right to optional redemptions of three of its residential loan securitizations with aggregate outstanding principal balances of $424.6 million at the time of redemption and returned the assets held by the trust to the Company, recognizing no gain or loss on the extinguishment of the collateralized debt obligations.

During the year ended December 31, 2024, the Company exercised its right to optional redemptions of two of its residential loan securitizations with aggregate outstanding principal balances of $193.3 million at the time of redemption, returned the assets held by the trust to the Company and recognized $0.7 million of loss on the extinguishment of collateralized debt obligations, which is included in other income (loss) in the accompanying consolidated statements of operations.

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

As of December 31, 2025 and 2024, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of December 31, 2025 and 2024, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying consolidated financial statements (see Notes 2, 4 and 14). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations. Consolidated SLST is comprised of three and two securitization trusts as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company invested in subordinated securities issued by Freddie Mac-sponsored residential loan securitizations, resulting in the initial consolidation of the VIEs as shown below, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Residential loans, at fair value	$247,405	$285,057
Collateralized debt obligations, at fair value	(235,226)	(275,200)
Net investment	$12,179	$9,857

As of December 31, 2025 and 2024, the Consolidated SLST securities owned by the Company had a fair value of $151.5 million and $148.5 million, respectively (see Note 17). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

Consolidated Real Estate VIEs

The Company owns, or owned, joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests.

During the year ended December 31, 2024, the Company sold its joint venture equity investments in nine multi-family properties, which resulted in the de-consolidation of the respective joint venture entities' assets and liabilities (see Note 9).

The Company is also the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it has the power to direct the activities of the VIE and consolidates this VIE into its consolidated financial statements.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s securitizations, Consolidated SLST and Consolidated Real Estate VIEs of as of December 31, 2025 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,853	$3,853
Residential loans, at fair value	2,608,535	1,165,677	—	3,774,212
Real estate, net held in Consolidated VIEs (1)	—	—	424,655	424,655
Assets of disposal group held for sale (2)	—	—	1,256	1,256
Other assets	132,428	4,489	26,667	163,584
Total assets	$2,740,963	$1,170,166	$456,431	$4,367,560

Collateralized debt obligations ($3,148,157 at fair value, and $363,645 at amortized cost, net)	$2,504,883	$1,006,919	$—	$3,511,802
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	332,131	332,131
Liabilities of disposal group held for sale (2)	—	—	122	122
Other liabilities	17,317	10,368	9,533	37,218
Total liabilities	$2,522,200	$1,017,287	$341,786	$3,881,273
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$3,016	$3,016
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$374	$374
Net investment (6)	$218,763	$152,879	$111,255	$482,897

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	For the Year Ended December 31,
	2025
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$50,970	$—	$50,970
Interest expense	37,547	—	37,547
Total net interest income	13,423	—	13,423

Income from real estate	—	68,212	68,212
Expenses related to real estate	—	76,887	76,887
Total net loss from real estate	—	(8,675)	(8,675)

Unrealized gains, net	8,460	—	8,460
Gains on derivative instruments, net	—	57	57
Impairment of real estate	—	(7,180)	(7,180)
Other income	—	8,652	8,652
Total other income	8,460	1,529	9,989

Net income (loss)	21,883	(7,146)	14,737
Net loss attributable to non-controlling interest in Consolidated VIEs	—	11,391	11,391
Net income attributable to Company	$21,883	$4,245	$26,128

	For the Year Ended December 31,
	2024
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$39,194	$—	$39,194
Interest expense	26,491	—	26,491
Total net interest income	12,703	—	12,703

Income from real estate	—	121,463	121,463
Expenses related to real estate	—	163,762	163,762
Total net loss from real estate	—	(42,299)	(42,299)

Unrealized gains, net	2,902	—	2,902
Gains on derivative instruments, net	—	2,788	2,788
Impairment of real estate	—	(43,959)	(43,959)
Loss on reclassification of disposal group	—	(14,636)	(14,636)
Other income	—	26,031	26,031
Total other income (loss)	2,902	(29,776)	(26,874)

Net income (loss)	15,605	(72,075)	(56,470)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	31,924	31,924
Net income (loss) attributable to Company	$15,605	$(40,151)	$(24,546)

	For the Year Ended December 31,
	2023
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$34,061	$—	$34,061
Interest expense	24,506	—	24,506
Total net interest income	9,555	—	9,555

Income from real estate	—	160,407	160,407
Expenses related to real estate	—	192,018	192,018
Total net loss from real estate	—	(31,611)	(31,611)

Unrealized losses, net	(10,016)	—	(10,016)
Gains on derivative instruments, net	—	4,837	4,837
Impairment of real estate	—	(89,548)	(89,548)
Loss on reclassification of disposal group	—	(16,163)	(16,163)
Other income	—	2,728	2,728
Total other loss	(10,016)	(98,146)	(108,162)

Net loss	(461)	(129,757)	(130,218)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	29,134	29,134
Net loss attributable to Company	$(461)	$(100,623)	$(101,084)

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to annual minimum and maximum amount limitations. During the year ended December 31, 2025, the maximum redeemable amount of non-controlling ownership interest was $2.6 million, of which non-controlling interest holders elected to sell $0.5 million to the Company.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Beginning balance	$12,359	$28,061	$63,803
Contributions	—	46	6
Distributions	(788)	(8,809)	(4,021)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(9,603)	(16,926)	(17,067)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	1,548	10,613	(14,175)
Redemption of redeemable non-controlling interest	(500)	(626)	(485)
Ending balance	$3,016	$12,359	$28,061

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of December 31, 2025 include a weighted average capitalization rate of 5.7% (ranges from 5.0% to 6.3%) and a weighted average discount rate of 14.9% (ranges from 13.9% to 15.6%).

Unconsolidated VIEs

As of December 31, 2025 and 2024, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2025 and 2024, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$21,476	$—	$—	$21,476
Preferred equity investments in multi-family properties	55,476	—	24,711	—	80,187
Other investments	—	—	—	2,000	2,000
Maximum exposure	$55,476	$21,476	$24,711	$2,000	$103,663

	December 31, 2024
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$22,892	$—	$—	$22,892
Preferred equity investments in multi-family properties	86,192	—	73,436	—	159,628
Joint venture equity investments in multi-family properties	—	—	1,338	—	1,338
Other investments	—	—	—	2,000	2,000
Maximum exposure	$86,192	$22,892	$74,774	$2,000	$185,858

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Land	$64,460	$80,190
Building and improvements	454,872	581,283
Furniture, fixture and equipment	14,516	16,866
Operating real estate	533,848	678,339
Accumulated depreciation	(65,132)	(61,834)
Operating real estate, net	468,716	616,505
Real estate held for sale, net (1)	84,780	6,902
Real estate, net (2)	$553,496	$623,407

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties was included in assets of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.

Multi-family Apartment Properties

As of December 31, 2025 and 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Also as of December 31, 2025 and 2024, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities and the entity in which it holds a preferred equity investment into its consolidated financial statements (see Note 7).

During the year ended December 31, 2025, the Company determined that two of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the properties held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss. The entity subsequently sold one of these multi-family apartment communities for approximately $51.0 million, subject to certain prorations and adjustments typical in such real estate transactions, including the repayment of the related mortgage payable in the amount of approximately $29.5 million. The sale generated a net gain of approximately $9.1 million and recognition of loan costs of approximately $0.4 million, both of which are included in other income on the accompanying consolidated statements of operations. The sale also generated net income attributable to non-controlling interest of approximately $6.3 million, resulting in a net gain attributable to the Company's common stockholders of approximately $2.4 million. As of December 31, 2025, one multi-family apartment community owned by this entity remained classified as held for sale.

During the year ended December 31, 2024, the Company determined that two of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the properties held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss. The entity subsequently sold these multi-family apartment communities for approximately $77.3 million, subject to certain prorations and adjustments typical in such real estate transactions, including the repayment or assumption of the related mortgages payable in the amount of approximately $44.2 million. The sales generated a net gain of approximately $16.3 million and recognition of loan costs of approximately $0.6 million, both of which are included in other income on the accompanying consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $12.1 million, resulting in a net gain attributable to the Company's common stockholders of approximately $3.6 million. During the year ended December 31, 2024, the entity also distributed its ownership interest in one multi-family apartment community to the non-controlling interest. The distribution resulted in a net gain of approximately $0.5 million, which is included in other income in the accompanying consolidated statements of operations, resulting in a net gain attributable to the Company's common stockholders of approximately $0.1 million. As of December 31, 2024, no multi-family apartment communities owned by this entity remained classified as held for sale.

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

Operating real estate, net that is not in disposal group held for sale is periodically evaluated for impairment. During the year ended December 31, 2025, the Company determined that no multi-family apartment communities in operating real estate, net were impaired. The Company determined that one multi-family apartment community in operating real estate, net as of December 31, 2024 was impaired. The calculation of impairment amounts for multi-family apartment communities utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $15.8 million impairment of real estate during the year ended December 31, 2024.

Single-family Rental Properties

As of December 31, 2025 and 2024, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the years ended December 31, 2025 and 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $1.6 million and $4.8 million, respectively, which are included in impairment of real estate on the accompanying consolidated statements of operations.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions and automated valuation model data. During the years ended December 31, 2025 and 2024, the Company recognized $2.6 million and $4.9 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the year ended December 31, 2025, the Company sold single-family rental properties for proceeds of approximately $7.4 million and recognized a net loss on sale of approximately $0.6 million, which is included in other income on the accompanying consolidated statements of operations. During the year ended December 31, 2024, the Company sold single-family rental properties for proceeds of approximately $5.4 million and recognized a net gain on sale of approximately $0.1 million.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying consolidated balance sheets. Lease intangibles were fully amortized as of December 31, 2025 and 2024.

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties were included in assets of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Depreciation expense on operating real estate	$23,125	$37,444	$24,620
Amortization of lease intangibles related to operating real estate	—	2,378	—
Total depreciation and amortization	$23,125	$39,822	$24,620

The estimated depreciation expense related to operating real estate is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2026	$18,590
2027	$17,377
2028	$17,159
2029	$16,800
2030	$16,216

9. Assets and Liabilities of Disposal Group Held for Sale

During the years ended December 31, 2025, 2024, and 2023 the Company repositioned its business through the opportunistic disposition over time of its joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As part of this process, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs were included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets. The Company completed its disposition of the real property held by its joint venture equity investments in multi-family properties during the year ended December 31, 2025. Accordingly, assets and liabilities of disposal group held for sale as of December 31, 2025 consisted of assets and liabilities held by the respective Consolidated VIEs for the conclusion of business operations after the aforementioned real property sales.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$510	$2,461
Real estate, net	—	111,032
Other assets	746	5,120
Total assets of disposal group held for sale (1)	$1,256	$118,613

Mortgages payable on real estate, net (2)	$—	$93,370
Other liabilities	122	3,695
Total liabilities of disposal group held for sale (1)	$122	$97,065

(1)Assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)During the year ended December 31, 2024, two entities in which the Company held joint venture equity investments entered into debt restructuring agreements with the respective senior lender for their mortgages payable. As part of the agreements, a portion of interest payments were deferred until the maturity date. The restructurings did not result in a change in the carrying amount of the mortgages payable and no gains were recorded. The Company subsequently sold its ownership interests in these entities, which resulted in the de-consolidation of the mortgages payable subject to the debt restructuring agreements as of December 31, 2024.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $0.6 million and $2.0 million as of December 31, 2025 and 2024, respectively.

The following table presents a summary of activity in disposal group held for sale for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Multi-family apartment community sales by Consolidated VIEs
Total gross proceeds	$108,550	$56,350	$219,170
Total repayment of related mortgages payable	$89,570	$31,809	$173,605
Total net gains on sale (1)	$461	$11,373	$5,997
Total losses on extinguishment of debt (1)	$448	$1,602	$1,965
Total net gains attributable to non-controlling interests	$1	$1,060	$2,234
Total net gains attributable to Company's common shareholders	$11	$8,711	$1,700
Sales of the Company's ownership interests in joint venture equity investments
Total gain on de-consolidation of Consolidated VIEs (1)	$—	$5,615	$—
Reclassification to disposal group held for sale
Total impairment loss on reclassification to disposal group held for sale (2)	$—	$3,726	$—
Reclassification from disposal group held for sale
Total loss on reclassification from disposal group held for sale	$—	$14,636	$16,163

(1)Included in other income in the accompanying consolidated statements of operations.
(2)Included in impairment of real estate in the accompanying consolidated statements of operations.

Real estate, net included in assets of disposal group held for sale was recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate was based upon either negotiated sale prices less anticipated selling costs or a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. The following table presents net impairment losses recognized on real estate, net in the disposal group held for sale, inclusive of losses recognized upon transfer into disposal group held for sale, during the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Impairment of real estate in disposal group held for sale (1)	$7,180	$28,180	$89,548

(1)Included in impairment of real estate in the accompanying consolidated statements of operations.

See Note 17 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Pretax loss of disposal group held for sale	$(7,057)	$(63,552)	$(127,474)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	496	6,712	11,870
Pretax loss of disposal group attributable to Company's common stockholders	$(6,561)	$(56,840)	$(115,604)

10. Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury and commodity futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. Additionally, Constructive may enter into IRLCs related to the origination of business purpose loans. The Company elected not to apply hedge accounting for its derivative instruments.
The following table summarizes the Company's derivative instruments as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate caps	Other assets	$31	$56
IRLCs	Other assets	691	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Commodity futures	Other assets	—	—
Total derivative assets (1)		$722	$56

Credit default swaps	Other liabilities	$—	$—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—
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
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$31	$—	$—	$31
IRLCs	691	—	—	691
Interest rate swaps	8,769	(8,769)	—	—
U.S. Treasury futures	4,759	(148)	(4,611)	—
Commodity futures	9,748	(1,733)	(8,015)	—
Total derivative assets	$23,998	$(10,650)	$(12,626)	$722

Derivative liabilities
Credit default swaps	$(9,890)	$—	$9,890	$—
Interest rate swaps	(47,638)	8,769	38,869	—
U.S. Treasury futures	(148)	148	—	—
Commodity futures	(1,733)	1,733	—	—
Total derivative liabilities	$(59,409)	$10,650	$48,759	$—

	December 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$56	$—	$—	$56
Interest rate swaps	63,942	(10,134)	(53,808)	—
U.S. Treasury futures	952	(658)	(294)	—
Total derivative assets	$64,950	$(10,792)	$(54,102)	$56

Derivative liabilities
Credit default swaps	$(9,120)	$—	$9,120	$—
Interest rate swaps	(10,134)	10,134	—	—
U.S. Treasury futures	(658)	658	—	—
Total derivative liabilities	$(19,912)	$10,792	$9,120	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury and commodity futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	December 31, 2025	December 31, 2024
Agency RMBS	Investment securities available for sale, at fair value	$68,458	$33,399
Restricted cash	Other assets	82,222	68,253
Total initial margin collateral		$150,680	$101,652

Margin excess related to settlement of variation margin in the amount of approximately $16.2 million and $11.1 million as of December 31, 2025 and 2024, respectively, is included in other assets on the accompanying consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $24.3 million and $8.1 million as of December 31, 2025 and 2024, respectively, is included in other liabilities on the accompanying consolidated balance sheets.

The tables below summarize the notional activity of derivative instruments for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Notional Amount For the Year Ended December 31, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations/Pair-Offs	December 31, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	741	(741)	—
TBAs	—	170,000	(170,000)	—
Interest rate swaps	4,134,267	3,584,491	(2,799,360)	4,919,398
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	406,100	2,576,800	(2,081,700)	901,200
Commodity futures	—	299,736	(100,060)	199,676

	Notional Amount For the Year Ended December 31, 2024
Type of Derivative Instrument	December 31, 2023	Additions/ Transfers In (1)	Terminations/Transfers Out (1)	December 31, 2024
Interest rate caps	$550,025	$177,044	$(681,927)	$45,142
Options	—	382	(382)	—
Interest rate swaps	2,778,015	3,063,163	(1,706,911)	4,134,267
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	905,050	(498,950)	406,100

(1)Includes transfers from or transfers to disposal group held for sale with respect to interest rate caps held in certain Consolidated Real Estate VIEs (see Note 9).

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments, which are included in (losses) gains on derivative instruments, net and mortgage banking activities, net in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025		2024		2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$57	$—	$3,211	$7,031	$(1,926)
Options	1,137	—	(2,261)	—	(4,036)	—
IRLCs	—	(3,611)	—	—	—	—
TBAs	369	—	—	—	—	—
Interest rate swaps	36,606	(92,677)	19,918	81,255	—	(27,447)
Credit default swaps	(4,655)	(167)	(4,067)	(861)	—	—
U.S. Treasury futures	(18,426)	4,317	(1,493)	294	—	—
Commodity futures	9,063	8,016	—	—	—	—
Total	$24,094	$(84,065)	$12,097	$83,899	$2,995	$(29,373)
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale (see Note 9).

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate that is not included in disposal group held for sale as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

December 31, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026	(1)

December 31, 2024
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgages payable on real estate	3.22%	45,142	January 1, 2025

(1)Replacement interest rate cap purchased in January 2026.

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$30,660	4.37%	3.85%
2027	688,633	3.94%	4.01%
2028	1,785,006	3.73%	4.18%
2029	270,275	3.91%	4.07%
2030	1,222,072	3.73%	4.22%
2033	199,590	3.73%	4.16%
2034	178,224	3.86%	4.03%
2035	300,878	4.00%	4.30%
2045	191,010	3.99%	4.13%
Total	$4,866,348	3.80%	4.16%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,377,250	4.53%	4.89%
2026	159,120	4.10%	4.53%
2027	622,123	3.98%	4.75%
2028	510,325	3.90%	4.93%
2029	614,585	3.86%	4.71%
2033	319,590	4.00%	4.83%
2034	178,224	3.86%	4.83%
2044	300,000	3.34%	4.80%
Total	$4,081,217	4.09%	4.82%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.26%
2033	43,500	3.64%	4.19%
Total	$53,050	3.61%	4.21%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.15%
2033	43,500	3.64%	5.01%
Total	$53,050	3.61%	5.04%

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

11. Mortgage Servicing Rights

The Company owned MSRs as of December 31, 2025 and 2024 resulting from the sale of loans Constructive originates with servicing retained, distributions received from Constructive prior to July 15, 2025 or purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 17) and are included in other assets in the accompanying consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands). The Company did not have MSRs for the year ended December 31, 2023.

	For the Years Ended December 31,
	2025	2024
Balance at beginning of period	$21,003	$—
Additions:
MSRs received from equity investment in Constructive	3,405	10,917
MSRs acquired through business combination	141	—
Purchases of MSRs	—	9,470
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(1,553)	912
Other changes in fair value, including runoff	(2,103)	(296)
Balance at end of period	$20,893	$21,003

The following table presents the components of servicing fee income recognized during the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands). Servicing fee income is included in other income on the accompanying consolidated statements of operations.

	For the Years Ended December 31,
	2025	2024
Servicing fees	$5,084	$516
Prepayment fees	2,743	352
Ancillary and other fee income (1)	209	38
Servicing fee income	$8,036	$906

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.8 million and $0.1 million related to MSRs during the years ended December 31, 2025 and 2024, respectively, which is included in portfolio operating expenses on the accompanying consolidated statements of operations.

12. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Restricted cash (1)	$132,045	$161,602
Accrued interest receivable	76,152	62,075
Collections receivable from residential loan servicers	44,926	50,294
Real estate owned	40,207	47,651
Other receivables	22,338	27,776
Mortgage servicing rights	20,893	21,003
Intangible assets	17,318	252
Receivables from derivative counterparties	16,203	11,059
Recoverable advances on residential loans	15,404	17,391
Other assets in consolidated multi-family properties	14,521	16,640
Deferred tax assets	14,441	10,864
Operating lease right-of-use assets	5,175	5,460
Derivative assets (2)	722	56
Other	7,171	5,751
Total	$427,516	$437,874

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Accrued interest payable	$59,114	$41,015
Dividends and dividend equivalents payable	35,332	30,280
Margin payable to derivative counterparties	24,271	8,137
Accrued expenses	23,554	11,141
Advanced remittances from residential loan servicers	13,228	7,029
Deferred tax liabilities	12,761	9,282
Accrued expenses and other liabilities in consolidated multi-family properties	9,533	10,621
Deferred revenue	7,316	5,817
Unfunded commitments for residential and multi-family investments	6,750	14,001
Operating lease liabilities	5,549	5,935
Holdback for representations and warranties	2,500	—
Other	5,593	4,354
Total	$205,501	$147,612

13. Repurchase Agreements and Warehouse Facilities

The following table presents the carrying value of the Company's repurchase agreements and warehouse facilities as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

Repurchase Agreements and Warehouse Facilities Secured By:	December 31, 2025	December 31, 2024
Investment securities	$6,154,086	$3,516,611
Residential loans and real estate owned	462,127	428,399
Residential loans held for sale	73,446	—
Single-family rental properties	63,758	67,215
Total carrying value	$6,753,417	$4,012,225

As of December 31, 2025, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of December 31, 2025, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of December 31, 2025, the Company had $206.5 million included in cash and cash equivalents and $454.0 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at December 31, 2025 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2025
Agency RMBS	$421,289
Non-Agency RMBS (1)	32,701
Total	$453,990

(1)Includes IOs in Consolidated SLST with a fair value of $11.2 million as of December 31, 2025. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $54.4 million at December 31, 2025.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements or warehouse facilities with eight financial institutions to finance residential loans, real estate held for sale, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements or warehouse facilities and associated assets pledged as collateral at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025. Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(3)The Company expects to roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or to repay outstanding amounts in full prior to or at maturity.

The outstanding financing under these repurchase agreements and warehouse facilities as of December 31, 2025 is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default.

The Company’s accrued interest payable on outstanding repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties at December 31, 2025 and 2024 amounted to $2.6 million and $2.5 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

As of December 31, 2025, the Company's repurchase agreements and warehouse facilities contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of December 31, 2025 and through the date of this Annual Report on Form 10-K.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of December 31, 2025 and 2024, the Company had amounts outstanding under repurchase agreements to finance certain investment securities available for sale and securities owned in Consolidated SLST with twelve counterparties and nine counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)
Agency RMBS	$5,894,367	$6,143,730	$6,033,884	$2,830,925	$2,975,400	$2,995,820
Non-Agency RMBS (2)	15,191	22,686	22,458	50,622	67,352	64,375
U.S. Treasury securities	244,528	245,713	246,298	635,064	633,833	669,447
Balance at end of the period	$6,154,086	$6,412,129	$6,302,640	$3,516,611	$3,676,585	$3,729,642

(1)Collateral pledged includes restricted cash posted as margin in the amount of $11.8 million as of December 31, 2024.
(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $18.6 million and $20.6 million as of December 31, 2025 and 2024, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of December 31, 2025 and 2024, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.5% and 96.0%, respectively, that implies an average "haircut" of 3.5% and 4.0%, respectively. As of December 31, 2025, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.5%, 35.7%, and 1.6%, respectively.

As of December 31, 2025 and 2024, the average days to maturity for repurchase agreements secured by investment securities were 31 days and 26 days, respectively, and the weighted average interest rates were 4.11% and 4.84%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2025 and 2024 amounted to $44.4 million and $28.4 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

Contractual Maturity	December 31, 2025	December 31, 2024
Within 30 days	$2,860,770	$2,103,332
Over 30 days to 90 days	3,293,316	1,413,279
Total	$6,154,086	$3,516,611

14. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	2,103,164	2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	363,712	363,645	3.74%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	65,331	65,276	7.38%	2064
Total collateralized debt obligations	$3,587,998	$3,511,802

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	1,281,896	1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	850,547	842,764	4.35%	2027 - 2062
Non-Agency RMBS re-securitization at fair value (4)	70,867	70,757	7.38%	2064
Total collateralized debt obligations	$3,070,314	$2,978,444

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of December 31, 2025, CDOs with an aggregate outstanding face amount of $1.9 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the years ended December 31, 2025 and 2024, the Company recognized $23.1 million and $1.5 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying consolidated statements of operations.

The Company's CDOs as of December 31, 2025 had stated maturities as follows:

Year Ending December 31,	Total
2026	$—
2027	—
2028	—
2029	225,000
2030	12,546
Thereafter	3,350,452
Total	$3,587,998

15. Debt

Senior Unsecured Notes

On July 8, 2025, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.875% 2030 Senior Notes in an underwritten public offering. The total proceeds to the Company from the offering of the 9.875% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million. On August 22, 2025, the Company issued an additional $25.0 million in aggregate principal amount of the 9.875% 2030 Senior Notes in a registered direct offering. The total proceeds to the Company from the registered direct offering of the 9.875% 2030 Senior Notes, after deducting offering expenses, were approximately $24.8 million.

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% 2030 Senior Notes in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.125% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

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

The Senior Unsecured Notes are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
9.875% 2030 Senior Notes at fair value	$115,000	$118,496	$—	$—
9.125% 2030 Senior Notes at fair value	82,500	82,431	—	—
2029 Senior Notes at fair value	60,000	59,925	60,000	60,310
2026 Senior Notes at amortized cost, net	100,000	99,585	100,000	98,886
Total Senior Unsecured Notes	$357,500	$360,437	$160,000	$159,196

The Company has elected the fair value option with respect to the 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes. The following table presents a summary of the key terms of the notes carried at fair value as of December 31, 2025:

	Interest Rate	First Interest Payment Date	Maturity Date	Optional Redemption Date
9.875% 2030 Senior Notes at fair value	9.875%	October 1, 2025	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	9.125%	April 1, 2025	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	9.125%	October 1, 2024	July 1, 2029	July 1, 2026

The interest on the notes listed above is payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on the respective first interest payment dates, and the notes mature on the respective maturity dates, unless earlier redeemed. The Company may redeem the notes, in whole or in part, at any time at the Company's option on or after the respective optional redemption dates noted above, at a redemption price equal to 100% of the respective outstanding principal amount to be redeemed plus accrued and unpaid interest to, but excluding, the respective redemption date.

For the years ended December 31, 2025 and 2024, none of the change in the fair value of the respective notes carried at fair value outstanding as of such dates was due to instrument-specific credit risk. Accordingly, the Company recognized $3.0 million and $0.3 million in net unrealized losses for the years ended December 31, 2025 and 2024, respectively, on the notes carried at fair value, which are included in unrealized gains (losses), net on the accompanying consolidated statements of operations.

2026 Senior Notes

As of December 31, 2025, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. On June 12, 2025, the Company completed a consent solicitation from holders of the 2026 Senior Notes to amend the indenture pursuant to which such notes were issued to modify a covenant related to Company leverage. Costs related to the original issuance of the 2026 Senior Notes, which include underwriting, legal, accounting and other fees, are reflected as deferred charges. Additionally, consent fees paid to bondholders related to the amendment of the indenture for the 2026 Senior Notes are included in deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $0.4 million and $1.1 million as of December 31, 2025 and 2024, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.73%. Third-party expenses related to the aforementioned consent solicitation in the amount of $0.5 million are included in financing transaction costs in the accompanying consolidated statements of operations for the year ended December 31, 2025. The Company redeemed its 2026 Senior Notes at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million on February 2, 2026 (see Note 26).

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

As of December 31, 2025, the Company's 2026 Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of December 31, 2025.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of December 31, 2025, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2025 and 2024 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 20, 2026, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of December 31, 2025 and 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its consolidated financial statements (see Note 7).

During the years ended December 31, 2025 and 2024, sales of consolidated multi-family apartment communities resulted in the repayment or assumption of the related mortgages payable (see Note 8).

During the year ended December 31, 2024, one entity in which the Company held a joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments was deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investment in the entity, which resulted in the de-consolidation of the mortgage payable subject to the debt restructuring agreement.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
December 31, 2025	$333,332	$333,332	$(1,201)	$332,131	2026 - 2032	4.46%
December 31, 2024	368,158	368,158	(1,552)	366,606	2026 - 2032	4.48%

(1)The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024. See Note 9 for additional information.
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

Debt Maturities

As of December 31, 2025, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2026	$125,461
2027	—
2028	—
2029	279,113
2030	197,500
Thereafter	133,758
Total	$735,832

16. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2025, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of December 31, 2025, the Company had commitments to fund up to $149.4 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment. In addition, Constructive had short-term commitments to originate business purpose loans in the amount of $102.0 million as of December 31, 2025.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying consolidated balance sheets as of December 31, 2025.

Leases

As of December 31, 2025, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2025, 2024, and 2023 amounted to $1.7 million, $1.5 million, and 1.7 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2025, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2026	$2,138
2027	1,959
2028	1,226
2029	781
2030	—
Thereafter	—
Total lease payments	$6,104
Less: imputed interest	(555)
Present value of lease liabilities	$5,549

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

c.Residential Loans, Residential Loans Held in Securitization Trusts and Residential Loans Held for Sale – The Company’s acquired residential loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for residential loans is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. The valuation technique depends on whether the residential loan is considered performing, re-performing or non-performing at the date the valuation is performed.

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

d.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined using discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

e.Equity Investments – Fair value for equity investments is or was determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in d. above or (ii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity and the net asset value ("NAV") of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

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

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, futures and interest rate cap agreements. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

Fair value for CDOs issued by the Company's residential loan securitizations and non-Agency RMBS re-securitization is determined by the valuation process for investment securities available for sale as described in a. above and, as such, are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$6,633,476	$—	$6,633,476	$—	$3,136,812	$—	$3,136,812
Non-Agency RMBS	—	25,592	—	25,592	—	69,687	—	69,687
U.S. Treasury securities	—	245,713	—	245,713	—	622,045	—	622,045
Residential loans:
Residential loans	—	—	583,963	583,963	—	—	632,266	632,266
Consolidated SLST	—	—	1,165,677	1,165,677	—	—	965,672	965,672
Residential loans held in securitization trusts	—	—	2,608,535	2,608,535	—	—	2,243,800	2,243,800
Residential loans held for sale	—	—	80,707	80,707	—	—	—	—
Multi-family loans	—	—	55,476	55,476	—	—	86,192	86,192
Equity investments	—	—	24,711	24,711	—	—	113,492	113,492
Derivative assets:
Interest rate caps (1) (2)	—	31	—	31	—	56	—	56
IRLCs (2)	—	—	691	691	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Commodity futures (2) (4)	—	—	—	—	—	—	—	—
MSRs (2)	—	—	20,893	20,893	—	—	21,003	21,003
Assets of disposal group held for sale (3)	—	—	—	—	—	67	—	67
Total	$—	$6,904,812	$4,540,653	$11,445,465	$—	$3,828,667	$4,062,425	$7,891,092
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$1,006,919	$1,006,919	$—	$—	$811,591	$811,591
Residential loan securitizations	—	2,075,962	—	2,075,962	—	1,253,332	—	1,253,332
Non-Agency RMBS re-securitization	—	65,276	—	65,276	—	70,757	—	70,757
Senior unsecured notes	—	260,852	—	260,852	—	60,310	—	60,310
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$2,402,090	$1,006,919	$3,409,009	$—	$1,384,399	$811,591	$2,195,990

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the consolidated balance sheets.
(3)Includes interest rate caps classified as Level 2 instruments in the amount of $0.1 million as of December 31, 2024.
(4)All of the Company’s interest rate swaps, credit default swaps and futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative liabilities of $59.4 million netted against derivative assets of $23.3 million and a net variation margin of $36.1 million as of December 31, 2025. Includes derivative liabilities of $19.9 million netted against derivative assets of $64.9 million and a variation margin of $45.0 million as of December 31, 2024. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2025, 2024, and 2023, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	IRLCs	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$—	$86,192	$113,492	$—	$21,003	$—	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	16,576	39,902	47,941	18,974	9,162	(3,155)	—	(3,656)	(3,611)	122,133
Transfers in (1)	580	—	—	145,748	—	—	—	141	4,302	150,771
Transfers out (2)	(37,506)	—	(11,526)	—	—	(33,759)	—	—	—	(82,791)
Transfer to securitization trust, net (3)	(1,325,733)	—	1,325,733	—	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	474,922	—	—	(474,922)	—	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	—	(500)	500	—	—	—
Paydowns/Distributions (4)	(183,071)	(87,302)	(1,146,122)	(259)	(39,878)	(51,367)	—	3,405	—	(1,504,594)
Sales	(156,627)	—	(13,223)	(450,317)	—	—	(500)	—	—	(620,667)
Acquisitions/Repurchases (5)	1,162,556	247,405	161,932	1,414	—	—	—	—	—	1,573,307
Originations	—	—	—	840,069	—	—	—	—	—	840,069
Balance at the end of period	$583,963	$1,165,677	$2,608,535	$80,707	$55,476	$24,711	$—	$20,893	$691	$4,540,653

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
(3)During the year ended December 31, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(4)Includes in-kind distribution of MSRs received from the Company's Constructive equity investment prior to acquisition on July 15, 2025.

(5)During the year ended December 31, 2025, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	Year Ended December 31, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	MSRs	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$—	$3,327,211
Total gains/(losses) (realized/unrealized)
Included in earnings	15,562	3,523	(8,255)	5,899	16,179	616	33,524
Transfers out (1)	(80,801)	—	(7,661)	—	—	—	(88,462)
Transfer to securitization trust, net (2)	(1,456,376)	—	1,456,376	—	—	—	—
Paydowns/Distributions (3)	(296,645)	(77,768)	(805,586)	(15,499)	(49,803)	10,917	(1,234,384)
Sales	(156,175)	—	(6,708)	—	—	—	(162,883)
Acquisitions (4)	1,779,166	285,057	113,726	—	—	9,470	2,187,419
Balance at the end of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$21,003	$4,062,425

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the year ended December 31, 2024, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)Includes in-kind distribution of MSRs received from the Company's Constructive equity investment prior to acquisition on July 15, 2025.
(4)During the year ended December 31, 2024, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	Year Ended December 31, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total (losses)/gains (realized/unrealized)
Included in earnings	8,080	(10,748)	72,173	11,863	21,279	(3,290)	99,357
Transfers out (1)	(26,277)	—	(16,208)	(10,306)	—	—	(52,791)
Transfer to securitization trust, net (2)	(282,831)	—	282,831	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	5,720	(5,720)	—
Funding/Contributions	—	—	—	21,924	33,958	—	55,882
Paydowns/Distributions	(482,137)	(61,974)	(518,819)	(15,223)	(93,587)	—	(1,171,740)
Sales	(21,165)	—	(3,979)	—	—		(25,144)
Acquisitions	550,481	—	69,796	—	—	—	620,277
Balance at the end of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$—	$3,327,211

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned and the consolidation of a VIE previously classified as an equity investment (see Note 7).
(2)During the year ended December 31, 2023, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$811,591	$593,737	$634,495
Total losses/(gains) (realized/unrealized)
Included in earnings	34,248	3,784	5,718
Acquisitions (1)	235,226	275,200	—
Paydowns	(74,146)	(61,130)	(46,476)
Balance at the end of period	$1,006,919	$811,591	$593,737
(1)During the years ended December 31, 2025 and 2024, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans, residential loans held in securitization trusts and residential loans held for sale: (1)	$2,952,490	Discounted cash flow	Lifetime CPR	10.3%	—	-	45.5%
			Default rate	0.7%	—	-	26.4%
			Loss severity	12.8%	—	-	100.0%
			Yield	6.6%	5.2%	-	41.1%

	$109,139	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	—	-	8.7%
			Liquidation timeline (months)	16	9	-	54
			Property value	$1,815,175	$15,000	-	$13,900,000
			Yield	8.7%	7.5%	-	100.0%

	$211,576	Transaction price	Non-binding investor price	N/A

Consolidated SLST (4)	$1,165,677		Liability price	N/A

Total	$4,438,882

Multi-family loans (1) (2)	$55,476	Discounted cash flow	Discount rate	12.3%	11.5%	-	13.5%
			Months to assumed redemption	24	3	-	42
			Loss severity	—

Equity investments (1)	$24,711	Discounted cash flow	Discount rate	15.9%	15.0%	-	17.5%
			Months to assumed redemption	14	2	-	26
			Loss severity	—

Mortgage servicing rights (1)	$20,893	Discounted cash flow	Lifetime voluntary prepayment rate	10.1%	0.2%	-	28.9%
			Default rate	2.4%	—	-	41.8%
			Yield	12.2%	12.0%	-	14.0%

IRLCs (1)	$691	Probability-weighted expected cash flow	Pull-through rate	77.4%	77.0%	-	78.9%

Liabilities
Consolidated SLST CDOs (3) (4)	$1,006,919	Discounted cash flow	Yield	5.1%	3.2%	-	12.0%

Collateral prepayment rate	6.1%	2.5%	-	7.2%
Collateral default rate	1.1%	—	-	18.5%
Loss severity	15.3%	—	-	27.1%
(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)As of December 31, 2025, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At December 31, 2025, the fair value of investment securities we own in Consolidated SLST amounts to $151.5 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2025, 2024 and 2023, respectively, for our Level 3 assets and liabilities held as of December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Assets
Residential loans
Residential loans (1)	$2,539	$(7,966)	$321
Consolidated SLST (1)	41,170	8,611	(8,086)
Residential loans held in securitization trust (1)	46,675	(10,005)	56,576
Residential loans held for sale (1)	1,754	—	—
Multi-family loans (1)	240	(4,750)	645
Equity investments (2)	(6,873)	(6,319)	(7,958)
IRLCs	(3,611)	—	—
Mortgage servicing rights (1)	(3,656)	616	—
Liabilities
Consolidated SLST CDOs (1)	$(32,710)	$(5,709)	$(1,930)

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company’s consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2025 and 2024, respectively (dollar amounts in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$210,333	$210,333	$167,422	$167,422
Investment securities available for sale	Level 2	6,904,781	6,904,781	3,828,544	3,828,544
Residential loans	Level 3	4,358,175	4,358,175	3,841,738	3,841,738
Residential loans held for sale	Level 3	80,707	80,707	—	—
Multi-family loans	Level 3	55,476	55,476	86,192	86,192
Equity investments	Level 3	24,711	24,711	113,492	113,492
Derivative assets	Level 2	31	31	56	56
IRLCs	Level 3	691	691	—	—
Derivative assets in disposal group held for sale	Level 2	—	—	67	67
Mortgage servicing rights	Level 3	20,893	20,893	21,003	21,003
Financial Liabilities:
Repurchase agreements	Level 2	6,753,417	6,753,417	4,012,225	4,012,225
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	363,645	349,037	842,764	818,482
Residential loan securitizations at fair value	Level 2	2,075,962	2,075,962	1,253,332	1,253,332
Consolidated SLST	Level 3	1,006,919	1,006,919	811,591	811,591
Non-Agency RMBS re-securitization	Level 2	65,276	65,276	70,757	70,757
Subordinated debentures	Level 3	45,000	40,526	45,000	38,918
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	99,585	99,465	98,886	98,632
Senior unsecured notes at fair value	Level 2	260,852	260,852	60,310	60,310
Mortgages payable on real estate	Level 3	332,131	325,301	366,606	347,915
Mortgages payable on real estate in disposal group held for sale	Level 3	—	—	93,370	93,370

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

18. Stockholders' Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), with 22,385,674 and 22,164,414 shares issued and outstanding as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the years ended December 31, 2025 and 2024. As of December 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively (dollar amounts in thousands):

December 31, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.595%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,343,151	177,697	183,579	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	7.875%
Series F	7,750,000	5,740,209	138,418	143,505	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,973,736	71,585	74,343	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,164,414	$535,445	$554,110

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2023 through December 31, 2025:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
December 11, 2025	January 1, 2026	January 15, 2026	$0.50	$0.676912400	$0.4296875	$0.43750
September 15, 2025	October 1, 2025	October 15, 2025	0.50	0.703299100	0.4296875	0.43750
June 12, 2025	July 1, 2025	July 15, 2025	0.50	0.691771300	0.4296875	0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750
December 10, 2024	January 1, 2025	January 15, 2025	0.50	0.4921875	0.4296875	0.43750
September 19, 2024	October 1, 2024	October 15, 2024	0.50	0.4921875	0.4296875	0.43750
June 18, 2024	July 1, 2024	July 15, 2024	0.50	0.4921875	0.4296875	0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750
December 14, 2023	January 1, 2024	January 15, 2024	0.50	0.4921875	0.4296875	0.43750
September 11, 2023	October 1, 2023	October 15, 2023	0.50	0.4921875	0.4296875	0.43750
June 6, 2023	July 1, 2023	July 15, 2023	0.50	0.4921875	0.4296875	0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750

(c)Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,303,863 and 90,574,996 shares issued and outstanding as of December 31, 2025 and 2024, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the year ended December 31, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share. During the year ended December 31, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share. During the year ended December 31, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share.

As of December 31, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d)Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2023 and ended December 31, 2025:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2025	December 11, 2025	December 22, 2025	January 28, 2026	$0.23
Third Quarter 2025	September 15, 2025	September 25, 2025	October 30, 2025	0.23
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20
Fourth Quarter 2024	December 10, 2024	December 20, 2024	January 23, 2025	0.20
Third Quarter 2024	September 19, 2024	September 30, 2024	October 28, 2024	0.20
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20
Fourth Quarter 2023	December 14, 2023	December 26, 2023	January 26, 2024	0.20
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	0.30
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40

During 2025, aggregate dividends for our common stock were $0.86 per share. For U.S. federal income tax purposes, the 2025 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.67, $0.10 and $0.06, respectively, per share. The January 2026 cash distribution in the amount of $0.23 per share, that was declared in December 2025, is treated as a 2026 distribution. During 2024, aggregate dividends for our common stock were $0.80 per share. For U.S. federal income tax purposes, the 2024 dividends were classified as return of capital in the amount of $0.80 per share and the January 2025 cash distribution in the amount of $0.20 per share, that was declared in December 2024, is treated as a 2025 distribution. During 2023, aggregate dividends for our common stock were $1.20 per share. For U.S. federal income tax purposes, the 2023 dividends were classified as return of capital in the amounts of $1.00 per share and the January 2024 cash distribution in the amount of $0.20 per share, that was declared in December 2023, is treated as a 2024 distribution.

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

During the year ended December 31, 2025, the Company issued 221,260 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.19 per share, resulting in total net proceeds to the Company of approximately $5.1 million. There were no shares of Preferred Stock issued under the Prior Preferred Equity Distribution Agreement during the years ended December 31, 2024 and 2023. As of December 31, 2025, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

19. Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net income (loss) attributable to the Company’s common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per common share takes into account the effect of dilutive instruments, such as PSUs, RSUs and DSUs, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the year ended December 31, 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

During the years ended December 31, 2024 and 2023, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the year ended December 31, 2024 the DSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2025	2024	2023
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$149,048	$(62,029)	$(48,665)
Less: Preferred Stock dividends	(47,942)	(41,756)	(41,837)
Plus: Gain on repurchase of Preferred Stock	—	—	467
Net income (loss) attributable to Company’s common stockholders	$101,106	$(103,785)	$(90,035)
Basic weighted average common shares outstanding	90,427	90,815	91,042
Basic Earnings (Loss) per Common Share	$1.12	$(1.14)	$(0.99)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$149,048	$(62,029)	$(48,665)
Less: Preferred Stock dividends	(47,942)	(41,756)	(41,837)
Plus: Gain on repurchase of Preferred Stock	—	—	467
Net income (loss) attributable to Company’s common stockholders	$101,106	$(103,785)	$(90,035)
Weighted average common shares outstanding	90,427	90,815	91,042
Net effect of assumed PSUs vested	768	—	—
Net effect of assumed RSUs and DSUs vested	315	—	—
Diluted weighted average common shares outstanding	91,510	90,815	91,042
Diluted Earnings (Loss) per Common Share	$1.10	$(1.14)	$(0.99)

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

Of the common stock authorized at December 31, 2025, 3,088,129 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 319,934 shares under the 2017 Plan as of December 31, 2025. The Company’s employees have been issued 1,424,340 shares of restricted stock under the 2017 Plan as of December 31, 2025. At December 31, 2025, there were 222,977 shares of non-vested restricted stock outstanding, 2,863,258 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,178,548 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 204,378 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

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

(a)Restricted Common Stock Awards

During the years ended December 31, 2025, 2024 and 2023, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.5 million, $3.2 million and $3.7 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions.

A summary of the activity of the Company’s non-vested restricted stock under the 2017 Plan for the years ended December 31, 2025, 2024 and 2023, respectively, is presented below:

	2025		2024		2023
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	538,159	$10.39	524,570	$13.57	526,074	$16.34
Granted	—	—	342,628	8.23	275,248	12.36
Vested	(264,338)	11.44	(256,814)	14.01	(253,912)	18.18
Forfeited	(50,844)	9.31	(72,225)	10.04	(22,840)	12.79
Non-vested shares as of December 31	222,977	$9.39	538,159	$10.39	524,570	$13.57
Restricted stock granted during the period	—	$—	342,628	$8.23	275,248	$12.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2025 and 2024, the Company had unrecognized compensation expense of $0.8 million and $2.8 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at December 31, 2025 is expected to be recognized over a weighted average period of 1.0 years. The total fair value of restricted shares vested during the years ended December 31, 2025, 2024 and 2023 was approximately $1.6 million, $2.1 million and $3.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2025, 2024 and 2023, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company’s common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the year ended December 31, 2024 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the years ended December 31, 2025, 2024 and 2023, respectively, is presented below:

	2025		2024		2023
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	939,523	$11.48	905,825	$18.12	786,577	$23.06
Granted	710,132	6.82	384,584	5.72	366,210	13.41
Vested	—	—	(350,886)	22.31	(201,978)	28.18
Forfeited	(218,026)	18.66	—	—	(44,984)	(20.89)
Non-vested target PSUs as of December 31	1,431,629	$8.08	939,523	$11.48	905,825	$18.12

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the year ended December 31, 2025. The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the year ended December 31, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,577 shares of common stock during the year ended December 31, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2025, 2024 and 2023, there was $4.1 million, $3.4 million and $4.9 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2025 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the PSUs was $3.8 million, $3.7 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(c)Restricted Stock Units

During the years ended December 31, 2025, 2024 and 2023, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the years ended December 31, 2025, 2024 and 2023 were settled in cash.
A summary of the activity of the RSU awards under the 2017 Plan for the years ended December 31, 2025, 2024 and 2023, respectively, is presented below:

	2025		2024		2023
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	450,600	$9.59	351,974	$11.65	263,708	$16.11
Granted	1,042,229	5.91	256,389	8.53	244,140	10.24
Vested	(198,297)	10.24	(157,763)	12.45	(131,094)	17.40
Forfeited	(115,984)	6.15	—	—	(24,780)	14.80
Non-vested RSUs as of December 31	1,178,548	$6.57	450,600	$9.59	351,974	$11.65

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the year ended December 31, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. During the year ended December 31, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. During the year ended December 31, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2025, 2024 and 2023 there was $4.5 million, $2.3 million and $2.1 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2025 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the RSUs was $3.3 million, $2.0 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(d) Deferred Stock Units

During the years ended December 31, 2025 and 2024, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Under the 2017 Plan, each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

The DSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the DSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the DSU to which such DER relates. Upon vesting of the DSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding DSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the year ended December 31, 2025 were settled in cash.

A summary of the activity of the DSU awards under the 2017 Plan for the years ended December 31, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	110,772	$6.50	—	$—
Granted	112,068	6.96	110,772	6.50
Vested	(110,772)	6.50	—	—
Non-vested DSUs as of December 31	112,068	$6.96	110,772	$6.50

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. During the year ended December 31, 2025, 110,772 DSUs vested at a fair value of $0.8 million on the vesting date, of which 18,462 shares of common stock were issued at a fair value of $0.1 million. 92,310 common shares remain reserved for issuance in connection with vested DSUs as of December 31, 2025.

As of December 31, 2025 and 2024, there was $0.3 million and $0.4 million of unrecognized compensation cost related to the non-vested portion of the DSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the DSUs at December 31, 2025 is expected to be recognized over a weighted average period of 0.4 years. Compensation expense related to the DSUs was $0.8 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively.

21. Income Taxes

For the years ended December 31, 2025, 2024 and 2023, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2025, 2024 and 2023, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current income tax provision
Federal	$6	$35	$23
State	236	86	273
Total current income tax provision	242	121	296
Deferred income tax (benefit) provision
Federal	(86)	866	(136)
State	(11)	49	(85)
Total deferred income tax (benefit) provision	(97)	915	(221)
Total income tax provision	$145	$1,036	$75

The Company’s effective income tax rate differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, changes in valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2025, 2024 and 2023, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2025		2024		2023
Provision (benefit) at statutory rate	$31,331	21.0%	$(12,808)	21.0%	$(10,204)	21.0%
Non-taxable REIT (income) loss	(31,998)	(21.4)	13,007	(21.3)	6,901	(14.2)
State and local tax provision (1)	217	0.1	91	(0.1)	296	(0.6)
Other	825	0.6	(462)	0.8	(3,366)	6.9
Changes in valuation allowance	(230)	(0.2)	1,208	(2.0)	6,448	(13.3)
Total provision	$145	0.1%	$1,036	(1.6)%	$75	(0.2)%

(1)State taxes in Texas and South Carolina for the year ended December 31, 2025 and in Texas and New York for the years ended December 31, 2024 and 2023 made up the majority (greater than 50%) of the tax effect in this category.

The following table details the amounts of income taxes paid (net of refunds received) to each jurisdiction for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Federal	$296	$38	$74
States	(78)	(70)	151
Cash paid (refunds received) for income taxes	$218	$(32)	$225

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of December 31, 2025 and 2024, respectively, are as follows (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward	$11,252	$9,671
Capital loss carryover	21,676	16,259
GAAP/Tax differences
Residential loans	3,651	4,101
Interest expense limitation carryforward	3,998	1,218
Investment securities	—	5,997
Other	46	30
Total GAAP/Tax differences	7,695	11,346
Deferred tax assets	40,623	37,276
Less: Valuation allowance	(26,182)	(26,412)
Net deferred tax assets (1)	14,441	10,864
Deferred tax liabilities
GAAP/Tax differences
Investment securities available for sale	369	—
Goodwill and intangible assets	7,701	1,575
Mortgage servicing rights	2,981	2,578
Derivatives	1,710	5,129
Total GAAP/Tax differences	12,761	9,282
Deferred tax liabilities (2)	12,761	9,282
Total net deferred tax asset	$1,680	$1,582

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2025, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $47.3 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of December 31, 2025, the Company, through its wholly-owned TRSs, had also incurred approximately $91.2 million in capital losses. The Company’s carryover capital losses will expire between 2026 and 2030 if they are not offset by future capital gains.

As of December 31, 2025, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The valuation allowance was primarily related to U.S. federal deferred tax assets resulting from net operating loss carryforward and capital loss carryover. The change in the valuation for the current year is a decrease of approximately $0.2 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. The Company's deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future taxable income.

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

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. To the extent that the Company incurs interest and accrued penalties in connection with its tax obligations, including expenses related to the Company’s evaluation of unrecognized tax positions, such amounts will be included in income tax expense. During the years ended December 31, 2025 and 2024, the Company recognized interest and penalties in the amount of approximately $3.1 thousand and $35.5 thousand, respectively. The Company did not incur interest and penalties for the year ended December 31, 2023.

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

22. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest income
Investment securities available for sale	$316,737	$163,977	$57,514
Residential loans
Residential loans	34,347	50,266	54,188
Consolidated SLST	50,970	39,194	34,061
Residential loans held in securitization trusts	179,178	129,905	97,492
Total residential loans	264,495	219,365	185,741
Residential loans held for sale	5,244	—	—
Multi-family loans	8,528	10,589	10,519
Other	6,944	7,349	4,886
Total interest income	601,948	401,280	258,660
Interest expense
Repurchase agreements and warehouse facilities	253,960	183,285	91,814
Collateralized debt obligations
Consolidated SLST	37,547	26,491	24,506
Residential loan securitizations	127,333	91,884	65,184
Non-Agency RMBS re-securitization	5,007	2,221	—
Total collateralized debt obligations	169,887	120,596	89,690
Senior unsecured notes	24,998	9,308	6,476
Subordinated debentures	3,802	4,236	4,154
Total interest expense	452,647	317,425	192,134
Net interest income	$149,301	$83,855	$66,526

23. Other Income

The following table details the components of the Company's other income for the years ended December 31, 2025, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Servicing fee income	$8,036	$906	$—
Gain on sale of real estate (1)	8,923	27,835	4,763
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	—	6,115	—
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(884)	(2,864)	(796)
Miscellaneous (2)	434	(2,843)	769
Total other income	$16,509	$29,149	$4,736

(1)See Notes 8 and 9 for description of nature of transactions out of which items arose.
(2)During the year ended December 31, 2024, the Company recorded a provision for uncollectible receivables for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

24. Business Combination

On July 15, 2025, (the "Acquisition Date"), the Company, through a wholly-owned subsidiary, acquired the outstanding ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement, thereby increasing the Company's ownership of Constructive to 100%. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors. In increasing the Company's ownership of Constructive to 100%, the Company bolstered its access to Constructive's proprietary origination channels and third-party distribution network. The results of Constructive's operations have been included in the consolidated financial statements since the Acquisition Date.

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

(1)Included in other assets on the consolidated balance sheets.

The approximately $18.0 million of identified intangible assets were recognized at estimated fair value on the Acquisition Date. Intangible assets haven been provisionally assigned as shown in the following table (dollar amounts in thousands). As noted earlier, the fair values of the acquired identifiable intangible assets are provisional pending final valuations for these assets.

Intangible asset	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value at December 31, 2025	Amortization Period (Years)
Customer relationships	$17,000	$(779)	$16,221	10
Trade name	1,000	(42)	958	11
Total identified intangible assets (weighted average amortization period)	$18,000	$(821)	$17,179	10.06

During the year ended December 31, 2025, the Company recognized $0.8 million of amortization expense related to these intangible assets, which is included in general and administrative expenses on the Company's consolidated statements of operations. The estimated amortization expense related to the acquired identifiable intangible assets is as follows (dollar amounts in thousands):

	Amortization expense for
Year Ending December 31,	Customer relationships	Trade name
2026	$1,700	$91
2027	$1,700	$91
2028	$1,700	$91
2029	$1,700	$91
2030	$1,700	$91

The $22.4 million of goodwill recognized is attributable primarily to the expected benefits arising from synergies with the Company's existing operations, the assembled workforce of Constructive and the anticipated growth opportunities from expanding the Company's business purpose lending platform and is assigned to the Constructive reporting unit (see Note 25) for the Company's ongoing evaluation of goodwill for impairment in accordance with ASC 350. As of December 31, 2025, there was a change in the recognized amount of goodwill as a result of payment of the post-closing working capital adjustment of approximately $15.1 thousand. As noted earlier, the goodwill recorded is provisional pending final valuations of assets and losses incurred or sustained by the Company related to representation or warranties made by the sellers as of the Acquisition Date.

The amount of revenue of Constructive included in the Company's consolidated statements of operations for the period from the Acquisition Date through December 31, 2025 is $30.0 million. See Note 25 for the amount of net income of Constructive included in the Company's consolidated statements of operations for the period from the Acquisition Date through December 31, 2025. The Company recognized acquisition-related costs of approximately $1.3 million, which are included in portfolio operating expenses on the consolidated statements of operations.

The following table presents the pro forma consolidated revenue and net income (loss) attributable to the Company's common stockholders as if Constructive had been included in the consolidated results of the Company for the years ended December 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Revenue	$562,684	$381,979
Net income (loss) attributable to Company's common stockholders	$115,136	$(94,788)

Basic proforma earnings (loss) per common share	$1.27	$(1.04)
Diluted pro forma earnings (loss) per common share	$1.26	$(1.04)

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

25. Segment Reporting

As of December 31, 2025, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described in Note 2, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments. The activities within Corporate/Other are reconciling items to the consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to Constructive, interest expense on senior unsecured notes and subordinated debentures (see Note 15), financing transaction costs unrelated to securitizations and preferred stock dividends.

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets (the “investment portfolio”), which includes residential loans, investment securities, multi-family loans and equity investments and single-family rental properties. The Company derives revenues from management of the investment portfolio, including interest income, net income (loss) from real estate and other income. On July 15, 2025, the Company acquired the outstanding 50% ownership interests in Constructive through the consummation of a membership interest purchase agreement. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors that derives revenues from the origination and sale of loans. In the normal course of business, business purpose loans are originated by Constructive and may subsequently be transferred to the investment portfolio segment as whole loans. All business purpose loans are accounted for under the fair value option and amounts transferred between reportable segments are accounted for at fair value at the time of transfer.

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

Prior to the acquisition of a controlling financial interest in Constructive in July 2025, the Company consisted of a single operating and reporting segment and the consolidated financial statements and notes thereto were a single reportable segment. For the years ended December 31, 2024 and 2023, the CODM also considered significant, and regularly reviewed, consolidated salaries and benefits expense in the amounts of approximately $33.3 million and $35.2 million, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The following table presents financial information by reportable segment for the year ended December 31, 2025, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$596,537	$5,343	$68	$601,948
Interest expense	418,838	5,009	28,800	452,647
Total net interest income (loss)	177,699	334	(28,732)	149,301

NET LOSS FROM REAL ESTATE:
Rental income	66,025	—	—	66,025
Other real estate income	10,309	—	—	10,309
Total income from real estate	76,334	—	—	76,334
Interest expense, mortgages payable on real estate	21,581	—	—	21,581
Depreciation and amortization	23,125	—	—	23,125
Other real estate expenses	44,045	—	—	44,045
Total expenses related to real estate	88,751	—	—	88,751
Total net loss from real estate	(12,417)	—	—	(12,417)

OTHER INCOME:
Realized losses, net	(65,428)	—	—	(65,428)
Unrealized gains (losses), net	220,438	—	(3,043)	217,395
(Losses) gains on derivative instruments, net	(66,560)	(1,943)	10,200	(58,303)
Mortgage banking activities, net	—	26,621	—	26,621
Loss from equity investments	(1,614)	—	(1,554)	(3,168)
Impairment of real estate	(9,767)	—	—	(9,767)
Other income	16,509	—	—	16,509
Total other income	93,578	24,678	5,603	123,859

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	1,077	25,437	46,142	72,656
Portfolio operating expenses	26,701	—	1,310	28,011
Loan origination costs	—	8,101	—	8,101
Financing transaction costs	6,589	—	7,584	14,173
Total general, administrative and operating expenses	34,367	33,538	55,036	122,941

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	224,493	(8,526)	(78,165)	137,802
Income tax (benefit) expense	(82)	—	227	145

NET INCOME (LOSS)	224,575	(8,526)	(78,392)	137,657
Net loss attributable to non-controlling interests	11,391	—	—	11,391
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	235,966	(8,526)	(78,392)	149,048
Preferred stock dividends	—	—	(47,942)	(47,942)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$235,966	$(8,526)	$(126,334)	$101,106

The following table presents the Company's assets by reportable segment as of December 31, 2025, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	Investment Portfolio (1)	Constructive (2)	Corporate/Other	Total
Total Assets	$12,140,475	$276,691	$221,681	$12,638,847

(1)The Company had investments in equity method investees in the amount of approximately $24.7 million as of December 31, 2025 (see Note 6). During the year ended December 31, 2025, the Company's expenditures for long-lived assets totaled approximately $8.2 million.
(2)Goodwill in the amount of approximately $22.4 million was allocated to Constructive during the year ended December 31, 2025 (see Note 24).

26. Subsequent Events

On January 13, 2026, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.25% Senior Notes due 2031 (the "2031 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 2031 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

On February 2, 2026, the Company redeemed its 2026 Senior Notes at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million. The Company recognized a loss on extinguishment of debt related to the redemption totaling approximately $0.3 million.

On February 16, 2026, the Company's Board of Directors approved extensions of its common stock repurchase program, under which $188.2 million of the approved amount remained available for repurchase, and its preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2026 to March 31, 2027.

Schedule III - Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

December 31, 2025

			Initial Cost to Company			Gross Amount at Close of Period (1)
Market	Number of Properties	Encumbrances	Land	Buildings and Improvements	Total Adjustment to Basis (2)	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period (Years)
Operating Real Estate

Multi-Family - Operating
Collierville, TN	1	$38,752	$3,113	$45,616	$2,840	$3,113	$48,456	$51,569	$(7,831)	2000	2021	5	-	30
Corpus Christi, TX	1	45,131	4,900	49,539	2,807	4,900	52,346	57,246	(3,826)	1976	2023	5	-	30
Dallas, TX	1	25,433	5,728	34,635	1,780	5,728	36,415	42,143	(5,741)	2014	2021	5	-	30
Houston, TX	1	22,910	6,406	25,211	1,669	6,406	26,880	33,286	(4,626)	1993	2021	5	-	30
Little Rock, AR	1	24,986	2,366	27,229	1,357	2,366	28,586	30,952	(4,545)	1999	2021	5	-	30
Louisville, KY	1	40,726	5,567	52,819	1,241	5,567	54,060	59,627	(7,978)	2017	2021	5	-	30
Montgomery, AL	1	20,408	3,367	26,967	1,617	3,367	28,584	31,951	(4,435)	1988 - 1994	2022	5	-	30
San Antonio, TX	1	23,817	3,116	35,223	836	3,116	36,059	39,175	(5,491)	2015	2021	5	-	30
San Antonio, TX	1	34,834	6,827	43,240	3,065	6,827	46,305	53,132	(6,885)	2014	2021	5	-	30
Total Multi-Family - Operating	9	$276,997	$41,390	$340,479	$17,212	$41,390	$357,691	$399,081	$(51,358)

Single-Family Rental - Operating
Chicago, IL	216	$30,715	$9,593	$47,204	$10,892	$9,593	$58,096	$67,689	$(7,769)	1890 - 2010	2021- 2022	5	-	30
Baltimore, MD	108	16,682	8,592	23,480	4,096	8,569	27,599	36,168	(3,220)	1921 - 2006	2021- 2022	5	-	30
Houston, TX	67	10,262	3,374	15,874	2,262	3,374	18,136	21,510	(2,212)	1954 - 2019	2021 - 2022	5	-	30
Monroe, GA	21	—	527	2,654	283	527	2,937	3,464	(205)	2004 - 2019	2023	5	-	30
Pittsburgh, PA	12	—	509	3,172	(1,677)	322	1,682	2,004	(70)	1940 - 1991	2022	5	-	30
Indianapolis, IN	7	—	208	577	908	208	1,485	1,693	(96)	1913 - 1935	2024	5	-	30
Tampa, FL	6	1,115	477	1,503	259	477	1,762	2,239	(202)	1951 - 2008	2022	5	-	30
Total Single-Family Rental - Operating	437	$58,774	$23,280	$94,464	$17,023	$23,070	$111,697	$134,767	$(13,774)

Total Operating Real Estate	446	$335,771	$64,670	$434,943	$34,235	$64,460	$469,388	$533,848	$(65,132)

Real Estate Held for Sale

Multi-Family - Held for Sale
St Petersburg, FL	1	$55,134	$9,823	$74,801	$4,491	$9,823	$79,292	$89,115	$(12,183)	2014	2021	5	-	30
Total Multi-Family - Held for Sale	1	$55,134	$9,823	$74,801	$4,491	$9,823	$79,292	$89,115	$(12,183)

Single-Family Rental - Held for Sale
Baltimore, MD	11	$1,377	$727	$1,984	$(232)	$589	$1,890	$2,479	$—	1952 - 1983	2021 - 2022	5	-	30
Houston, TX	10	1,702	650	2,550	(699)	486	2,015	2,501	—	1957 - 2021	2021 - 2022	5	-	30
Chicago, IL	7	1,113	413	2,057	(717)	332	1,421	1,753	—	1926 - 1995	2021 -2022	5	-	30
Tampa, FL	3	611	246	827	(300)	176	597	773	—	2001 - 2010	2022	5	-	30
Pittsburgh, PA	2	189	63	298	(62)	44	255	299	—	1955 - 2004	2022	5	-	30
Indianapolis, IN	1	—	11	104	(72)	4	39	43	—	1920	2024	5	-	30
Total Single-Family Rental - Held for Sale	34	$4,992	$2,110	$7,820	$(2,082)	$1,631	$6,217	$7,848	$—

Total Real Estate Held for Sale	35	$60,126	$11,933	$82,621	$2,409	$11,454	$85,509	$96,963	$(12,183)

Total Real Estate, Net	481	$395,897	$76,603	$517,564	$36,644	$75,914	$554,897	$630,811	$(77,315)

(1)The aggregate cost of consolidated real estate in the table above for U.S. federal income tax purposes was approximately $543 million as of December 31, 2025.
(2)Consists of costs capitalized subsequent to acquisition and impairment charges.

Notes to Schedule III (Dollar amounts in thousands)

1.Reconciliation of Operating Real Estate

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$678,339	$1,197,066	$714,192
Transfers in (1)	—	2,640	59,198
Acquisitions	—	—	—
Improvements	5,271	6,238	31,441
Reclassification to held and used	—	65,458	392,235
Reclassification to held for sale or disposal group held for sale	(149,762)	(593,063)	—
Balance at end of period	$533,848	$678,339	$1,197,066

(1)Transfers in represent transfers into operating real estate due to consolidation of a VIE (see Note 7) or from real estate owned or residential loans.

2.Reconciliation of Accumulated Depreciation for Operating Real Estate

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$(61,834)	$(65,247)	$(21,224)
Depreciation	(23,125)	(37,444)	(24,620)
Reclassification to held and used	—	(1,266)	(19,403)
Reclassification to held for sale or disposal group held for sale	19,827	42,123	—
Balance at end of period	$(65,132)	$(61,834)	$(65,247)

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2025

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest (2)
Residential loans
First lien loans
Original loan amount $0 - $99,999	155	0% - 12.50%	06/01/2024 - 09/01/2061	$3,106	$1,109
Original loan amount $100,000 - $199,999	40	3.57% - 10.25%	02/03/2029 - 09/06/2063	3,747	1,454
Original loan amount over $299,999	11	2.00% - 6.63%	06/01/2035 - 12/01/2065	2,708	728

Second lien loans
Original loan amount $0 - $99,999	7	5.00% - 8.25%	04/01/2035 - 04/01/2065	176	178
Original loan amount $100,000 - $199,999	1	7.75% - 7.75%	11/01/2049 - 11/01/2049	220	252

Business purpose loans
Original loan amount $0 - $99,999	749	5.63% - 11.99%	04/12/2020 - 04/01/2056	62,299	1,850
Original loan amount $100,000 - $199,999	1,517	5.08% - 11.99%	05/29/2020 - 02/01/2056	266,851	6,290
Original loan amount over $299,999	432	5.60% - 13.00%	09/01/2021 - 02/01/2056	244,856	33,197

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,079	1.63% - 14.29%	06/01/2025 - 10/01/2064	67,356	1,846
Original loan amount $100,000 - $199,999	2,370	0% - 12.63%	03/01/2027 - 06/01/2064	306,296	2,829
Original loan amount over $299,999	1,200	1.88% - 9.40%	08/01/2027 - 10/01/2065	406,863	4,503

Second lien loans
Original loan amount $0 - $99,999	115	5.75% - 8.75%	10/01/2032 - 08/01/2062	3,436	—
Original loan amount $100,000 - $199,999	10	6.75% - 8.63%	11/01/2032 - 03/01/2050	1,227	—
Business purpose loans
Original loan amount $0 - $99,999	1,865	4.00% - 13.65%	05/01/2024 - 09/01/2055	176,744	9,756
Original loan amount $100,000 - $199,999	3,505	3.50% - 13.63%	02/01/2023 - 05/01/2064	631,684	10,350
Original loan amount over $299,999	1,436	3.49% - 12.99%	02/01/2023 - 09/01/2055	1,014,929	44,615

Consolidated SLST

First lien loans	8,641	1.38% - 10.50%	03/01/2021 - 10/01/2065	1,165,677	134,691
Residential loans held for sale
Original loan amount $0 - $99,999	81	6.25% - 8.88%	11/01/2055 - 01/01/2056	6,580	—
Original loan amount $100,000 - $199,999	206	5.75% - 8.70%	07/01/2055 - 02/01/2056	34,994	—
Original loan amount over $299,999	69	5.75% - 9.00%	05/01/2055 - 02/01/2056	39,133	—
				$4,438,882	$253,648
(1)The aggregate cost for U.S. federal income tax purposes of consolidated mortgage loans in the table above, excluding Consolidated SLST, is approximately $1.2 billion as of December 31, 2025. The Company invests in first loss subordinated securities and certain IOs issued by Consolidated SLST. Consolidated SLST carrying value in the table above represents the carrying value of the residential loans in the securitization that have been consolidated in accordance with GAAP.
(2)Of this amount, approximately $11.1 million was acquired from controlled and other affiliates.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$3,841,738	$3,084,303	$3,525,080
Additions during period:
Purchases (1)	1,568,569	2,177,949	620,277
Repurchases	4,738	—	—
Accretion of purchase discount	3,980	5,539	6,689
Transfers in (2)	146,328	—	—
Gains/losses on mortgage banking activities, net	17,641	—	—
Originations of residential loans held for sale	840,069	—	—
Change in realized and unrealized gains	103,042	10,378	65,485
Deductions during period:
Repayments of principal	(1,416,754)	(1,179,999)	(1,062,930)
Transfer to REO	(49,032)	(85,342)	(42,485)
Transfer to SFR	—	(3,120)	—
Cost of loans sold	(620,167)	(162,883)	(25,144)
Amortization of premium	(1,270)	(5,087)	(2,669)
Balance at end of period	$4,438,882	$3,841,738	$3,084,303

(1)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 24). Prior to July 15, 2025, the Company purchased approximately $299.6 million of residential loans from the entity during the year ended December 31, 2025, and $307.8 million and $80.8 million of residential loans from the entity during the years ended December 31, 2024 and 2023, respectively.
(2)Includes residential loans and residential loans held for sale consolidated by the Company following its acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company.