Form 10-Q
period 2026-03-31
ADAMAS TRUST, INC.
filed 2026-05-01
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 24, 2026 was 89,861,108.

ADAMAS TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$6,960,313	$6,904,781
Residential loans, at fair value	4,498,027	4,358,175
Residential loans held for sale, at fair value	121,607	80,707
Multi-family loans, at fair value	55,910	55,476
Equity investments, at fair value	23,468	24,711
Cash and cash equivalents	208,915	210,333
Real estate, net	465,846	553,496
Goodwill	22,396	22,396
Other assets	433,859	428,772
Total Assets (1)	$12,790,341	$12,638,847
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements and warehouse facilities	$7,019,017	$6,753,417
Collateralized debt obligations ($3,115,903 at fair value and $353,041 at amortized cost, net as of March 31, 2026 and $3,148,157 at fair value and $363,645 at amortized cost, net as of December 31, 2025)	3,468,944	3,511,802
Senior unsecured notes ($339,648 at fair value as of March 31, 2026 and $260,852 at fair value and $99,585 at amortized cost, net as of December 31, 2025)	339,648	360,437
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	276,032	332,131
Other liabilities	183,883	205,623
Total liabilities (1)	11,332,524	11,208,410

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	4,078	3,016

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,385,674 shares issued and outstanding ($559,642 aggregate liquidation preference)	540,472	540,472
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 89,861,108 and 90,303,863 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	899	903
Additional paid-in capital	2,308,286	2,294,194
Accumulated deficit	(1,393,196)	(1,408,647)
Company's stockholders' equity	1,456,461	1,426,922
Non-controlling interests	(2,722)	499
Total equity	1,453,739	1,427,421
Total Liabilities and Equity	$12,790,341	$12,638,847

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2026 and December 31, 2025, assets of consolidated VIEs totaled $4,238,982 and $4,367,560, respectively, and the liabilities of consolidated VIEs totaled $3,775,241 and $3,881,273, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
NET INTEREST INCOME:
Interest income	$172,065	$129,734
Interest expense	123,654	96,636
Total net interest income	48,411	33,098

NET LOSS FROM REAL ESTATE:
Rental income	12,625	17,534
Other real estate income	1,943	3,121
Total income from real estate	14,568	20,655
Interest expense, mortgages payable on real estate	3,821	6,007
Depreciation expense	4,623	5,895
Other real estate expenses	8,726	10,988
Total expenses related to real estate	17,170	22,890
Total net loss from real estate	(2,602)	(2,235)

OTHER INCOME (LOSS):
Realized losses, net	(10,680)	(41,100)
Unrealized (losses) gains, net	(62,568)	118,203
Gains (losses) on derivative instruments, net	87,814	(46,802)
Mortgage banking activities, net	15,330	—
Income from equity investments	721	3,589
Impairment of real estate	(2,231)	(3,905)
Other income	52,561	1,967
Total other income	80,947	31,952

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	24,487	12,414
Portfolio operating expenses	6,137	7,206
Loan origination costs	4,025	—
Financing transaction costs	5,382	5,482
Total general, administrative and operating expenses	40,031	25,102

INCOME FROM OPERATIONS BEFORE INCOME TAXES	86,725	37,713
Income tax expense	159	648

NET INCOME	86,566	37,065
Net (income) loss attributable to non-controlling interests	(37,965)	5,090
NET INCOME ATTRIBUTABLE TO COMPANY	48,601	42,155
Preferred stock dividends	(11,704)	(11,870)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$36,897	$30,285

Basic earnings per common share	$0.41	$0.33
Diluted earnings per common share	$0.40	$0.33
Weighted average shares outstanding-basic	90,353	90,583
Weighted average shares outstanding-diluted	92,060	91,091
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2025	90,303,863	$903	22,385,674	$540,472	$2,294,194	$(1,408,647)	$1,426,922	$499	$1,427,421
Net income ($19,980 allocated to redeemable non-controlling interest)	—	—	—	—	—	48,601	48,601	17,985	66,586
Common stock repurchases	(612,464)	(6)	—	—	(4,999)	—	(5,005)	—	(5,005)
Stock based compensation expense, net	169,709	2	—	—	173	—	175	—	175
Dividends declared on common stock	—	—	—	—	—	(20,668)	(20,668)	—	(20,668)
Dividends declared on preferred stock	—	—	—	—	—	(11,704)	(11,704)	—	(11,704)
Dividends attributable to dividend equivalents	—	—	—	—	—	(778)	(778)	—	(778)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(21,206)	(21,206)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	18,918	—	18,918	—	18,918
Balance, March 31, 2026	89,861,108	$899	22,385,674	$540,472	$2,308,286	$(1,393,196)	$1,456,461	$(2,722)	$1,453,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2024	90,574,996	$906	22,164,414	$535,445	$2,289,044	$(1,430,675)	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(3,627) allocated to redeemable non-controlling interest)	—	—	—	—	—	42,155	42,155	(1,463)	40,692
Stock based compensation (benefit) expense, net	(45,575)	(1)	—	—	862	—	861	—	861
Dividends declared on common stock	—	—	—	—	—	(18,106)	(18,106)	—	(18,106)
Dividends declared on preferred stock	—	—	—	—	—	(11,870)	(11,870)	—	(11,870)
Dividends attributable to dividend equivalents	—	—	—	—	—	(477)	(477)	—	(477)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	—	595	595
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(203)	(203)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(5,337)	—	(5,337)	—	(5,337)
Balance, March 31, 2025	90,529,421	$905	22,164,414	$535,445	$2,284,569	$(1,418,973)	$1,401,946	$2,984	$1,404,930
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$86,566	$37,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization	5,377	4,750
Depreciation expense related to operating real estate	4,623	5,895
Realized losses, net	10,680	41,100
Unrealized losses (gains), net	62,568	(118,203)
(Gains) losses on derivative instruments, net	(87,814)	46,802
Other (gains) losses, net	(45,422)	45
Gains on residential loans held for sale, net	(9,216)	—
Originations of residential loans held for sale	(161,175)	—
Repurchases of residential loans	(2,929)	—
Proceeds from sales and repayments of residential loans held for sale	132,493	—
Impairment of real estate	2,231	3,905
Income from multi-family loans and equity investments	(2,353)	(6,169)
Distributions of income from multi-family loans and equity investments	1,589	8,143
Stock based compensation expense, net	175	861
Changes in operating assets and liabilities	(14,107)	1,625
Net cash (used in) provided by operating activities	(16,714)	25,819

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	—	663,336
Principal paydowns received on investment securities	300,126	80,193
Purchases of investment securities	(422,527)	(1,466,298)
Principal repayments received on residential loans	292,282	343,690
Proceeds from sales of residential loans	10,301	8,352
Purchases and originations of residential loans	(483,242)	(398,774)
Return of capital from equity investments	1,570	16,900
Funding of multi-family loan and equity investments	—	(166)
Net variation margin received (paid) for derivative instruments	59,398	(71,382)
Net payments received from derivative instruments	31,620	23,517
Net proceeds from sale of real estate	144,520	8,647
Capital expenditures on real estate	(969)	(2,234)
Purchases of other assets	(71)	(6)
Net cash used in investing activities	(66,992)	(794,225)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements and warehouse facilities	265,471	472,930
Proceeds from issuance of senior unsecured notes, net	86,565	82,500
Repayment of senior unsecured notes	(100,000)	—
Proceeds from issuance of collateralized debt obligations, net	308,455	328,561
Repurchases of common stock	(5,005)	—
Dividends paid on common stock and dividend equivalents	(21,414)	(18,460)
Dividends paid on preferred stock	(11,903)	(10,420)
Net distributions to non-controlling interests in Consolidated VIEs	(21,206)	(296)
Payments made on and extinguishment of collateralized debt obligations	(319,043)	(120,814)
Payments made on Consolidated SLST CDOs	(18,336)	(14,955)
Net payments made on mortgages payable on real estate	(56,862)	(5,263)
Net cash provided by financing activities	106,722	713,783
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,016	(54,623)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	342,378	329,024
Cash, Cash Equivalents and Restricted Cash - End of Period	$365,394	$274,401

Supplemental Disclosure:
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Cash paid for interest	$130,123	$99,802
(Refunds received) cash paid for income taxes	$(3)	$6

Non-Cash Investing Activities:
Purchase of investment securities not yet settled	$5,024	$38,402
Transfer from residential loans to real estate owned	$12,333	$23,165
Transfer from residential loans held for sale to residential loans	$238,104	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$21,446	$19,967
Dividends declared on preferred stock to be paid in subsequent period	$11,719	$11,885

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$208,915	$177,072
Restricted cash included in other assets	156,479	97,329
Total cash, cash equivalents, and restricted cash	$365,394	$274,401
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2026, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Reclassifications – Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of assets and liabilities held by Consolidated VIEs for the conclusion of business operations subsequent to real property sales. Currently, these assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying condensed consolidated balance sheets. Previously, these assets and liabilities were presented as assets and liabilities of disposal group held for sale, respectively.

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

Summary of Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting - Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The update also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and the amendments in the update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects that the adoption of ASU 2025-11 will result in refined interim disclosures in its notes to condensed consolidated financial statements.

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

3. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026				December 31, 2025
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$3,388,655	$39,953	$(2,555)	$3,426,053	$3,445,953	$71,677	$(420)	$3,517,210
Freddie Mac	2,957,583	27,019	(3,923)	2,980,679	2,854,899	52,671	(280)	2,907,290
Total Fixed rate	6,346,238	66,972	(6,478)	6,406,732	6,300,852	124,348	(700)	6,424,500
Adjustable rate
Fannie Mae	79,629	2,186	—	81,815	84,215	2,911	—	87,126
Freddie Mac	28,397	573	—	28,970	30,212	751	—	30,963
Total Adjustable rate	108,026	2,759	—	110,785	114,427	3,662	—	118,089
Interest-only
Ginnie Mae	118,543	2,334	(11,382)	109,495	102,118	61	(14,354)	87,825
Freddie Mac	2,918	47	—	2,965	3,377	—	(315)	3,062
Total Interest-only	121,461	2,381	(11,382)	112,460	105,495	61	(14,669)	90,887
Total Agency RMBS	6,575,725	72,112	(17,860)	6,629,977	6,520,774	128,071	(15,369)	6,633,476
Non-Agency RMBS	27,600	4,867	(2,307)	30,160	22,203	5,701	(2,312)	25,592
U.S. Treasury securities	305,203	621	(5,648)	300,176	246,298	1,652	(2,237)	245,713
Total	$6,908,528	$77,600	$(25,815)	$6,960,313	$6,789,275	$135,424	$(19,918)	$6,904,781

Accrued interest receivable for investment securities available for sale in the amount of $33.8 million and $34.0 million as of March 31, 2026 and December 31, 2025, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three months ended March 31, 2026 and 2025, the Company recognized $63.7 million in net unrealized losses and $86.5 million in net unrealized gains on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 9 and 12, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended March 31, 2026.

The following table summarizes our investment securities sold during the three months ended March 31, 2025 (dollar amounts in thousands):

	For the Three Months Ended March 31, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$658,763	$3,700	$(30,570)	$(26,870)
Non-Agency RMBS	4,573	52	—	52
Total	$663,336	$3,752	$(30,570)	$(26,818)

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $4.5 million for the three months ended March 31, 2026, which is included in realized losses, net on the accompanying condensed consolidated statements of operations.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 45 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2026 and December 31, 2025, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.3 years and 6.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2026	December 31, 2025
0 to 5 years	$1,469,377	$1,523,025
Over 5 to 10 years	5,257,097	5,165,072
10+ years	233,839	216,684
Total	$6,960,313	$6,904,781

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
The following tables present the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts and residential loans held for sale, as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$764,263	$1,286,462	$2,646,721	$4,697,446	$118,868	$4,816,314
Premium / (Discount)	3,457	(60,995)	(22,764)	(80,302)	—	(80,302)
Change in fair value	(6,469)	(87,400)	(25,248)	(119,117)	2,739	(116,378)
Carrying value	$761,251	$1,138,067	$2,598,709	$4,498,027	$121,607	$4,619,634

	December 31, 2025
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$575,565	$1,307,770	$2,656,765	$4,540,100	$78,915	$4,619,015
Premium / (Discount)	3,389	(61,606)	(27,107)	(85,324)	—	(85,324)
Change in fair value	5,009	(80,487)	(21,123)	(96,601)	1,792	(94,809)
Carrying value	$583,963	$1,165,677	$2,608,535	$4,358,175	$80,707	$4,438,882

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2026 and December 31, 2025 (see Note 12).
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
(4)Certain of the Company's residential loans held for sale, at fair value are pledged as collateral for repurchase agreements and warehouse facilities as of March 31, 2026 (see Note 12).

Residential Loans, at Fair Value

The following tables present the unrealized (losses) gains, net attributable to residential loans, at fair value for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(3,437)	$(6,913)	$(16,624)	$6,168	$12,895	$24,188

(1)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 16). See Note 7 for unrealized (losses) gains, net recognized by the Company on its investment in Consolidated SLST, which include unrealized (losses) gains on the residential loans held in Consolidated SLST presented in the table above and unrealized (losses) gains on the CDOs issued by Consolidated SLST.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2026 and December 31, 2025, respectively, are as follows:

	March 31, 2026			December 31, 2025
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
Florida	9.1%	8.6%	8.5%	7.0%	8.6%	10.1%
New Jersey	8.9%	6.2%	6.9%	8.9%	6.3%	6.4%
California	7.6%	11.3%	13.2%	3.4%	11.2%	16.8%
Ohio	7.4%	3.4%	5.4%	10.7%	3.5%	3.9%
Pennsylvania	7.2%	3.8%	6.7%	10.1%	3.8%	5.5%
New York	6.1%	10.8%	7.1%	6.7%	10.7%	6.6%
Texas	5.5%	4.4%	6.2%	5.2%	4.4%	6.7%
Illinois	3.8%	7.4%	3.5%	3.6%	7.4%	3.3%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2026	$108,205	$135,024	$2,004	$2,100
December 31, 2025	101,757	118,957	1,977	2,303

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $87.8 million and an aggregate unpaid principal balance of $110.4 million as of March 31, 2026.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $135.0 million and $134.7 million were 90 days or more delinquent as of March 31, 2026 and December 31, 2025, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $49.0 million as of March 31, 2026.

Residential Loans Held for Sale, at Fair Value

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market as of March 31, 2026 and December 31, 2025. Residential loans held for sale are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are recorded in current period earnings and presented in mortgage banking activities, net on the Company’s condensed consolidated statements of operations.

The following table presents the activity of residential loans held for sale for the three months ended March 31, 2026 (dollar amounts in thousands):

Principal balance as of December 31, 2025	$78,915
Principal balance of loans originated	400,810
Principal balance of loans sold to third parties	(128,909)
Proceeds from repayments	(882)
Principal balance of loans repurchased	755
Principal balance of loans transferred from residential loans held for sale to residential loans	(231,821)
Principal balance as of March 31, 2026	$118,868

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans held for sale, at fair value as of March 31, 2026 and December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025
Ohio	13.4%	13.8%
New York	12.8%	11.9%
Pennsylvania	11.4%	7.2%
New Jersey	11.4%	9.2%
Texas	7.8%	8.9%

Mortgage Banking Activities, Net

The following table summarizes the components of mortgage banking activities, net for the three months ended March 31, 2026 (dollar amounts in thousands):

Residential loan origination and other fees	$6,114
Gains on residential loans held for sale, net (1)	9,216
Mortgage banking activities, net	$15,330

(1)Includes gains on sale and unrealized gains, net of provision for loan repurchases, and gains (losses) on interest rate lock commitments. Interest rate lock commitments are accounted for by the Company as derivative instruments (see Note 9).

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Investment amount	$59,535	$59,102
Unrealized losses, net	(3,625)	(3,626)
Total, at Fair Value	$55,910	$55,476

For the three months ended March 31, 2026 and 2025, the Company recognized $4.4 thousand in net unrealized losses and $0.4 million in net unrealized gains on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)The Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of March 31, 2026 and December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025
Texas	57.9%	57.8%
Florida	18.7%	18.6%
Arkansas	9.2%	9.3%
Indiana	8.5%	8.5%
Pennsylvania	5.7%	5.7%

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

The following table presents the Company's equity investments as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	$10,383	58%	$10,125
Tides on 27th Investors, LLC	54%	1,389	54%	3,092
Rapid City RMI JV LLC	50%	11,696	50%	11,494
Total		$23,468		$24,711

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

The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three months ended March 31, 2026 and 2025 includes $45.7 thousand of net unrealized losses and $0.7 million of net unrealized gains, respectively.

	For the Three Months Ended March 31,
Investment Name	2026	2025
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	$415	$386
Tides on 27th Investors, LLC	(133)	312
Rapid City RMI JV LLC	439	399
Lucie at Tradition Holdings, LLC	—	850
EHOF-NYMT Sunset Apartments Preferred, LLC	—	950
Total Income - Multi-Family Preferred Equity Ownership Interests	$721	$2,897

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that were accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three months ended March 31, 2025 (dollar amounts in thousands):

Investment Name	For the Three Months Ended March 31, 2025
Single-Family Equity Ownership Interest
Constructive Loans, LLC (1) (2)	$919
Total Income - Single-Family Equity Ownership Interests	$919

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$(141)
GWR Gateway Partners, LLC	(86)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(227)

(1)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). Prior to July 15, 2025, the Company purchased approximately $150.7 million of residential loans from Constructive during the three months ended March 31, 2025.
(2)Includes net unrealized losses of $1.6 million recognized prior to the Company's acquisition of the outstanding membership interests in Constructive on July 15, 2025 (see Note 23) and included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.
(3)Includes net unrealized losses of $0.2 million for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company completed one and two securitizations of certain residential loans for which the Company received aggregate net proceeds of approximately $308.5 million and $326.3 million, respectively, after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the Company exercised its right to an optional redemption of two and one of its residential loan securitizations with aggregate outstanding principal balances of approximately $233.9 million and $54.4 million, respectively, at the time of redemption and returned the assets held by the respective trusts to the Company, recognizing no gain or loss on the extinguishment of the collateralized debt obligations.

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

As of March 31, 2026 and December 31, 2025, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of March 31, 2026 and December 31, 2025, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 4 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of three securitization trusts as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Consolidated SLST securities owned by the Company had a fair value of $146.7 million and $151.5 million, respectively (see Note 16). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of March 31, 2026 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,914	$3,914
Residential loans, at fair value	2,598,709	1,138,067	—	3,736,776
Real estate, net held in Consolidated VIEs (1)	—	—	344,507	344,507
Other assets	106,105	4,374	43,306	153,785
Total assets	$2,704,814	$1,142,441	$391,727	$4,238,982

Collateralized debt obligations ($3,115,903 at fair value and $353,041 at amortized cost, net)	$2,485,227	$983,717	$—	$3,468,944
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	276,032	276,032
Other liabilities	14,720	10,693	4,852	30,265
Total liabilities	$2,499,947	$994,410	$280,884	$3,775,241
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$4,078	$4,078
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$(2,847)	$(2,847)
Net investment (5)	$204,867	$148,031	$109,612	$462,510

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2025 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,853	$3,853
Residential loans, at fair value	2,608,535	1,165,677	—	3,774,212
Real estate, net held in Consolidated VIEs (1)	—	—	424,655	424,655
Other assets	132,428	4,489	27,923	164,840
Total assets	$2,740,963	$1,170,166	$456,431	$4,367,560

Collateralized debt obligations ($3,148,157 at fair value and $363,645 at amortized cost, net)	$2,504,883	$1,006,919	$—	$3,511,802
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	332,131	332,131
Other liabilities	17,317	10,368	9,655	37,340
Total liabilities	$2,522,200	$1,017,287	$341,786	$3,881,273
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$3,016	$3,016
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$374	$374
Net investment (5)	$218,763	$152,879	$111,255	$482,897

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended March 31,
	2026			2025
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$13,885	$—	$13,885	$10,740	$—	$10,740
Interest expense	11,120	—	11,120	6,964	—	6,964
Total net interest income	2,765	—	2,765	3,776	—	3,776

Income from real estate	—	12,728	12,728	—	18,486	18,486
Expenses related to real estate	—	14,427	14,427	—	20,027	20,027
Total net loss from real estate	—	(1,699)	(1,699)	—	(1,541)	(1,541)

Unrealized (losses) gains, net	(96)	—	(96)	3,264	—	3,264
Losses on derivative instruments, net	—	(41)	(41)	—	(15)	(15)
Impairment of real estate	—	—	—	—	(3,565)	(3,565)
Other income	—	51,673	51,673	—	1	1
Total other (loss) income	(96)	51,632	51,536	3,264	(3,579)	(315)

Net income (loss)	2,669	49,933	52,602	7,040	(5,120)	1,920
Net (income) loss attributable to non-controlling interest in Consolidated VIEs	—	(37,965)	(37,965)	—	5,090	5,090
Net income attributable to Company	$2,669	$11,968	$14,637	$7,040	$(30)	$7,010

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$3,016	$12,359
Distributions	—	(687)
Net income (loss) attributable to redeemable non-controlling interest in Consolidated VIEs	19,980	(3,627)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	(18,918)	5,337
Ending balance	$4,078	$13,382

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of March 31, 2026 include a weighted average capitalization rate of 5.9% (ranges from 5.0% to 6.3%) and a weighted average discount rate of 15.1% (ranges from 14.1% to 15.6%).

Unconsolidated VIEs

As of March 31, 2026 and December 31, 2025, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2026 and December 31, 2025, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$20,510	$—	$—	$20,510
Preferred equity investments in multi-family properties	55,910	—	23,468	—	79,378
Other investments	—	—	—	2,000	2,000
Maximum exposure	$55,910	$20,510	$23,468	$2,000	$101,888

	December 31, 2025
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$21,476	$—	$—	$21,476
Preferred equity investments in multi-family properties	55,476	—	24,711	—	80,187
Other investments	—	—	—	2,000	2,000
Maximum exposure	$55,476	$21,476	$24,711	$2,000	$103,663

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Land	$59,039	$64,460
Building and improvements	431,649	454,872
Furniture, fixture and equipment	14,111	14,516
Operating real estate	$504,799	$533,848
Accumulated depreciation	(66,621)	(65,132)
Operating real estate, net	$438,178	$468,716
Real estate held for sale, net (1)	$27,668	$84,780
Real estate, net	$465,846	$553,496

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

Multi-family Apartment Properties

As of March 31, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Also as of March 31, 2026 and December 31, 2025, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entity and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7).

During the three months ended March 31, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities for approximately $130.7 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $55.0 million. The sale generated a net gain of approximately $52.3 million and a loss on extinguishment of debt of approximately $0.7 million, both of which are included in other income on the accompanying condensed consolidated statements of operations. The sale also generated net income attributable to non-controlling interest of approximately $37.8 million, resulting in a net gain attributable to the Company's common stockholders of approximately $13.8 million.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of March 31, 2026 and December 31, 2025, the Company owned single-family rental homes that generate rental income. These units are leased to individual tenants at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the three months ended March 31, 2026 and 2025, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $2.2 million and $0.1 million, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions.

During the three months ended March 31, 2026 and 2025, the Company recognized $2.2 million and $0.3 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three months ended March 31, 2026 and 2025, the Company sold single-family rental properties for proceeds of approximately $4.3 million and $0.9 million, respectively, recognizing net losses on sale of approximately $0.6 million and $45 thousand, respectively, which are included in other income (loss) on the accompanying condensed consolidated statements of operations.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of March 31, 2026 and December 31, 2025.

Depreciation Expense

The following table presents depreciation expense for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Depreciation expense on operating real estate	$4,623	$5,895

Disposal Group Activity

During the year ended December 31, 2025, the Company continued the repositioning of its business through the opportunistic disposition over time of its joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As part of this process, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs were included in assets and liabilities of disposal group held for sale in the year ended December 31, 2025. The Company completed its disposition of the real property held by its joint venture equity investments in multi-family properties during the year ended December 31, 2025.

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

The following table presents the pretax losses of the disposal group held for sale as of March 31, 2025 for the three months ended March 31, 2025 (dollar amounts in thousands):

For the Three Months Ended March 31, 2025
Pretax loss of disposal group held for sale	$(2,936)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	293
Pretax loss of disposal group attributable to Company's common stockholders	$(2,643)

9. Derivative Instruments

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
The following table summarizes the Company's derivative instruments as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate caps	Other assets	$684	$31
IRLCs	Other assets	1,155	691
U.S. Treasury futures	Other assets	—	—
Commodity futures	Other assets	—	—
Total derivative assets		$1,839	$722

TBAs	Other liabilities	$(1,523)	$—
Credit default swaps	Other liabilities	—	—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$(1,523)	$—

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$684	$—	$—	$684
IRLCs	1,155	—	—	1,155
Interest rate swaps	20,825	(20,825)	—	—
U.S. Treasury futures	26,253	(942)	(25,311)	—
Total derivative assets	$48,917	$(21,767)	$(25,311)	$1,839

Derivative liabilities
Credit default swaps	$(2,637)	$—	$2,637	$—
TBAs	(1,523)	—	—	(1,523)
Interest rate swaps	(23,004)	20,825	2,179	—
U.S. Treasury futures	(942)	942	—	—
Total derivative liabilities	$(28,106)	$21,767	$4,816	$(1,523)

	December 31, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$31	$—	$—	$31
IRLCs	691	—	—	691
Interest rate swaps	8,769	(8,769)	—	—
U.S. Treasury futures	4,759	(148)	(4,611)	—
Commodity futures	9,748	(1,733)	(8,015)	—
Total derivative assets	$23,998	$(10,650)	$(12,626)	$722

Derivative liabilities
Credit default swaps	$(9,890)	$—	$9,890	$—
Interest rate swaps	(47,638)	8,769	38,869	—
U.S. Treasury futures	(148)	148	—	—
Commodity futures	(1,733)	1,733	—	—
Total derivative liabilities	$(59,409)	$10,650	$48,759	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury and commodity futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	March 31, 2026	December 31, 2025
Agency RMBS	Investment securities available for sale, at fair value	$63,072	$68,458
Restricted cash	Other assets	74,419	82,222
Total initial margin collateral		$137,491	$150,680

Margin excess related to settlement of variation margin in the amount of approximately $9.8 million and $16.2 million as of March 31, 2026 and December 31, 2025, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $20.6 million and $24.3 million as of March 31, 2026 and December 31, 2025, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the notional activity of derivative instruments for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2026
Type of Derivative Instrument	December 31, 2025	Additions	Terminations/Pair-Offs	March 31, 2026
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	190	(190)	—
TBAs	—	450,000	(300,000)	150,000
Interest rate swaps	4,919,398	340,635	(507,940)	4,752,093
Credit default swaps	475,000	150,000	(475,000)	150,000
U.S. Treasury futures	901,200	2,984,000	(2,073,000)	1,812,200
Commodity futures	199,676	635,411	(835,087)	—

	Notional Amount For the Three Months Ended March 31, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations	March 31, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	160	—	160
Interest rate swaps	4,134,267	1,584,169	(1,224,060)	4,494,376
Credit default swaps	400,000	—	—	400,000
U.S. Treasury futures	406,100	112,500	(406,100)	112,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to derivative instruments, which are included in gains (losses) on derivative instruments, net and mortgage banking activities, net in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026		2025
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps	$—	$(41)	$—	$(15)
Options	(752)	—	—	2,690
IRLCs	—	464	—	—
TBAs	(100)	(1,523)	—	—
Interest rate swaps	(3,177)	36,689	26,336	(73,938)
Credit default swaps	(270)	971	(1,000)	1,246
U.S. Treasury futures	(5,663)	20,699	(860)	(1,261)
Commodity futures	48,557	(8,015)	—	—
Total	$38,595	$49,244	$24,476	$(71,278)

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

March 31, 2026
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	2.50%	45,142	January 1, 2028

December 31, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026

The following table presents information about the Company's TBA purchase and sale contracts as of March 31, 2026 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2025.

	Notional Amount (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
Purchase contracts	$150,000	$149,413	$147,890	$(1,523)
Total TBAs	$150,000	$149,413	$147,890	$(1,523)

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

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$30,660	4.37%	3.74%
2027	622,123	3.98%	3.82%
2028	1,785,006	3.73%	3.91%
2029	424,297	3.71%	3.77%
2030	1,199,972	3.73%	3.85%
2031	54,612	3.54%	3.67%
2033	136,799	3.61%	3.93%
2034	74,177	3.71%	3.75%
2035	48,386	3.88%	3.65%
2043	106,207	4.04%	3.63%
2045	191,010	3.99%	4.01%
2046	18,920	4.19%	3.63%
Total	$4,692,169	3.78%	3.86%

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$30,660	4.37%	3.85%
2027	688,633	3.94%	4.01%
2028	1,785,006	3.73%	4.18%
2029	270,275	3.91%	4.07%
2030	1,222,072	3.73%	4.22%
2033	199,590	3.73%	4.16%
2034	178,224	3.86%	4.03%
2035	300,878	4.00%	4.30%
2045	191,010	3.99%	4.13%
Total	$4,866,348	3.80%	4.16%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	3.69%
2031	6,874	3.23%	3.65%
2033	43,500	3.64%	3.85%
Total	$59,924	3.57%	3.80%

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.26%
2033	43,500	3.64%	4.19%
Total	$53,050	3.61%	4.21%

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

10. Mortgage Servicing Rights

The Company owned MSRs as of March 31, 2026 and December 31, 2025 resulting from the sale of loans originated by Constructive with servicing retained, distributions received from Constructive prior to July 15, 2025 or purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 16) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands).

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$20,893	$21,003
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(80)	(347)
Other changes in fair value, including runoff	(848)	(359)
Balance at end of period	$19,965	$20,297

The following table presents the components of servicing fee income recognized during the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands). Servicing fee income is included in other income on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended March 31,
	2026	2025
Servicing fees	$1,097	$1,249
Prepayment fees	947	680
Ancillary and other fee income (1)	65	50
Servicing fee income	$2,109	$1,979

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.2 million related to MSRs during the three months ended March 31, 2026 and 2025, which is included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Restricted cash (1)	$156,479	$132,045
Accrued interest receivable	77,235	76,152
Collections receivable from residential loan servicers	42,766	44,926
Real estate owned	38,255	40,207
Other receivables	20,909	22,338
Mortgage servicing rights	19,965	20,893
Intangible assets	16,754	17,318
Recoverable advances on residential loans	13,783	15,404
Deferred tax assets	13,138	14,441
Other assets in consolidated multi-family properties	11,108	15,777
Receivables from derivative counterparties	9,751	16,203
Operating lease right-of-use assets	4,753	5,175
Derivative assets (2)	1,839	722
Other	7,124	7,171
Total	$433,859	$428,772

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Accrued interest payable	$53,440	$59,114
Dividends and dividend equivalents payable	35,165	35,332
Margin payable to derivative counterparties	20,591	24,271
Accrued expenses	15,668	23,554
Deferred tax liabilities	11,463	12,761
Advanced remittances from residential loan servicers	10,378	13,228
Deferred revenue	7,723	7,316
Unfunded commitments for residential and multi-family investments	7,045	6,750
Operating lease liabilities	5,099	5,549
Securities purchased but not settled	5,024	—
Accrued expenses and other liabilities in consolidated multi-family properties	4,852	9,655
Holdback for representations and warranties	2,500	2,500
Derivative liabilities	1,523	—
Other	3,412	5,593
Total	$183,883	$205,623

12. Repurchase Agreements and Warehouse Facilities

The following table presents the carrying value of the Company's repurchase agreements and warehouse facilities as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Repurchase Agreements and Warehouse Facilities Secured By:	March 31, 2026	December 31, 2025
Investment securities	$6,214,069	$6,154,086
Residential loans and real estate owned	629,881	462,127
Residential loans held for sale	112,961	73,446
Single-family rental properties	62,106	63,758
Total carrying value	$7,019,017	$6,753,417

As of March 31, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of March 31, 2026, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of March 31, 2026, the Company had $199.0 million included in cash and cash equivalents and $471.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at March 31, 2026 (dollar amounts in thousands):

Unencumbered Securities	March 31, 2026
Agency RMBS	$434,623
Non-Agency RMBS (1)	36,049
U.S. Treasury securities	1,176
Total	$471,848

(1)Includes IOs in Consolidated SLST with a fair value of $10.5 million as of March 31, 2026. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $42.7 million at March 31, 2026.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements or warehouse facilities with eight financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements or warehouse facilities and associated assets pledged as collateral at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2026	$3,425,000	$804,986	$(38)	$804,948	$970,125	5.74%	5.01
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $734.3 million, residential loans held for sale with an aggregate carrying value of $119.8 million and single-family rental properties with a net carrying value of $116.1 million as of March 31, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
(3)The Company expects to either roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The outstanding financing under these repurchase agreements and warehouse facilities as of March 31, 2026 is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default.

The Company’s accrued interest payable on outstanding repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties at March 31, 2026 and December 31, 2025 amounted to $3.7 million and $2.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2026, the Company's repurchase agreements and warehouse facilities contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of March 31, 2026 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2026 and December 31, 2025, the Company had amounts outstanding under repurchase agreements to finance certain investment securities available for sale and securities owned in Consolidated SLST with thirteen counterparties and twelve counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$5,898,183	$6,132,282	$6,079,250	$5,894,367	$6,143,730	$6,033,884
Non-Agency RMBS (2)	13,567	19,613	19,721	15,191	22,686	22,458
U.S. Treasury securities	302,319	304,283	309,319	244,528	245,713	246,298
Balance at end of the period	$6,214,069	$6,456,178	$6,408,290	$6,154,086	$6,412,129	$6,302,640

(1)Collateral pledged includes restricted cash posted as margin in the amount of $5.3 million as of March 31, 2026.

(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $15.0 million and $18.6 million as of March 31, 2026 and December 31, 2025, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of March 31, 2026 and December 31, 2025, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.6% and 96.5%, respectively, that implies an average "haircut" of 3.4% and 3.5%, respectively. As of March 31, 2026, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.4%, 32.7%, and 1.5%, respectively.

As of March 31, 2026 and December 31, 2025, the average days to maturity for repurchase agreements secured by investment securities were 30 days and 31 days, respectively, and the weighted average interest rates were 3.82% and 4.11%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2026 and December 31, 2025 amounted to $38.0 million and $44.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Contractual Maturity	March 31, 2026	December 31, 2025
Within 30 days	$2,960,630	$2,860,770
Over 30 days to 90 days	3,253,439	3,293,316
Total	$6,214,069	$6,154,086

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,037,455	$983,717	3.29%	2059 - 2065
Residential loan securitizations at fair value (4)	2,106,560	2,068,484	5.09%	2039 - 2069
Residential loan securitizations at amortized cost, net	353,108	353,041	3.75%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	63,901	63,702	7.38%	2064
Total collateralized debt obligations	$3,561,024	$3,468,944

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	2,103,164	2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	363,712	363,645	3.74%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	65,331	65,276	7.38%	2064
Total collateralized debt obligations	$3,587,998	$3,511,802

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of March 31, 2026, CDOs with an aggregate outstanding face amount of $1.9 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00% or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three months ended March 31, 2026 and 2025, the Company recognized $11.0 million in net unrealized gains and $4.7 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of March 31, 2026 had stated maturities as follows:

Year ending December 31,	Total
2026 - 2030	$—
Thereafter	3,561,024
Total	$3,561,024

14. Debt

Senior Unsecured Notes

On January 13, 2026, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.25% Senior Notes due 2031 (the "2031 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 2031 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

On July 8, 2025, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.875% Senior Notes due 2030 (the "9.875% 2030 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.875% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million. On August 22, 2025, the Company issued an additional $25.0 million in aggregate principal amount of the 9.875% 2030 Senior Notes in a registered direct offering. The total proceeds to the Company from the registered direct offering of the 9.875% 2030 Senior Notes, after deducting offering expenses, were approximately $24.8 million.

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

On April 27, 2021, the Company completed the issuance and sale to various qualified institutional investors of $100.0 million aggregate principal amount of its unregistered 5.75% Senior Notes due 2026 (the "Unregistered Notes") in a private placement offering at 100% of the principal amount. The net proceeds to the Company from the sale of the Unregistered Notes, after deducting offering expenses, were approximately $96.3 million. Subsequent to the issuance of the Unregistered Notes, the Company conducted an exchange offer wherein the Company exchanged its registered 5.75% Senior Notes due 2026 (the "Registered Notes" and, together with the aggregate principal amount of Unregistered Notes that remained outstanding, the "2026 Senior Notes") for an equal principal amount of Unregistered Notes. The Company redeemed its 2026 Senior Notes in full on February 2, 2026.

The 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
2031 Senior Notes at fair value	$90,000	$87,566	$—	$—
9.875% 2030 Senior Notes at fair value	115,000	113,744	115,000	118,496
9.125% 2030 Senior Notes at fair value	82,500	79,814	82,500	82,431
2029 Senior Notes at fair value	60,000	58,524	60,000	59,925
2026 Senior Notes at amortized cost, net	—	—	100,000	99,585
Total Senior Unsecured Notes	$347,500	$339,648	$357,500	$360,437

The Company has elected the fair value option with respect to the 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes. The following table presents a summary of the key terms of the notes carried at fair value as of March 31, 2026:

	Interest Rate	First Interest Payment Date	Maturity Date	Optional Redemption Date
2031 Senior Notes at fair value	9.250%	April 1, 2026	April 1, 2031	April 1, 2028
9.875% 2030 Senior Notes at fair value	9.875%	October 1, 2025	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	9.125%	April 1, 2025	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	9.125%	October 1, 2024	July 1, 2029	July 1, 2026

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

For the three months ended March 31, 2026 and 2025, none of the change in the fair value of the respective notes carried at fair value outstanding as of such dates was due to instrument-specific credit risk. Accordingly, the Company recognized $11.2 million and $3.0 million in net unrealized gains for the three months ended March 31, 2026 and 2025, respectively, on the notes carried at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

2026 Senior Notes

As of December 31, 2025, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. On June 12, 2025, the Company completed a consent solicitation from holders of the 2026 Senior Notes to amend the indenture pursuant to which such notes were issued to modify a covenant related to Company leverage. Costs related to the original issuance of the 2026 Senior Notes, which included underwriting, legal, accounting and other fees, were reflected as deferred charges. Additionally, consent fees paid to bondholders related to the amendment of the indenture for the 2026 Senior Notes were included in deferred charges. The deferred charges, net of amortization, were presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $0.4 million as of December 31, 2025. The deferred charges were amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.73%.

The 2026 Senior Notes bore interest at a rate of 5.75% per year and interest on the 2026 Senior Notes was paid semi-annually in arrears on April 30 and October 30 of each year. The 2026 Senior Notes were redeemed at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million on February 2, 2026. In connection with the repayment of the 2026 Senior Notes, the Company recognized a loss on extinguishment of debt in the amount of approximately $0.3 million during the three months ended March 31, 2026, which is included in other income on the accompanying condensed consolidated statements of operations.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of March 31, 2026, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 1, 2026, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of March 31, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the three months ended March 31, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities which resulted in the repayment of the related mortgage payable (see Note 8).

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1) (2)
March 31, 2026	$276,987	$276,987	$(955)	$276,032	2026 - 2032	4.53%
December 31, 2025	333,332	333,332	(1,201)	332,131	2026 - 2032	4.46%

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(2)For variable-rate mortgages payable, the applicable entity, as required by its loan agreement, entered into an interest rate cap contract with a counterparty that limits the indexed portion of the interest rate to a fixed rate. See Note 9 for additional information.

Debt Maturities

As of March 31, 2026, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2026	$25,295
2027	—
2028	—
2029	223,099
2030	197,500
2031	112,957
Thereafter	110,636
$669,487

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2026, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of March 31, 2026, the Company had commitments to fund up to $133.2 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment. In addition, Constructive had short-term commitments to originate business purpose loans in the amount of $101.7 million as of March 31, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

d.Multi-family Loans – Fair value for multi-family loans is determined using discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

e.Equity Investments – Fair value for equity investments is or was determined by (i) the valuation process for multi-family loans as described in d. above or (ii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity and the net asset value ("NAV") of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

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

The Company's TBAs are classified as Level 2 in the fair value hierarchy and are measured using prices obtained from the counterparty.

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, futures, interest rate cap agreements and TBAs. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

i.Senior unsecured notes – The Company's 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$6,629,977	$—	$6,629,977	$—	$6,633,476	$—	$6,633,476
Non-Agency RMBS	—	30,160	—	30,160	—	25,592	—	25,592
U.S. Treasury securities	—	300,176	—	300,176	—	245,713	—	245,713
Residential loans:
Residential loans	—	—	761,251	761,251	—	—	583,963	583,963
Consolidated SLST	—	—	1,138,067	1,138,067	—	—	1,165,677	1,165,677
Residential loans held in securitization trusts	—	—	2,598,709	2,598,709	—	—	2,608,535	2,608,535
Residential loans held for sale	—	—	121,607	121,607	—	—	80,707	80,707
Multi-family loans	—	—	55,910	55,910	—	—	55,476	55,476
Equity investments	—	—	23,468	23,468	—	—	24,711	24,711
Derivative assets: (1)
Interest rate caps	—	684	—	684	—	31	—	31
IRLCs	—	—	1,155	1,155	—	—	691	691
U.S. Treasury futures (2)	—	—	—	—	—	—	—	—
Commodity futures (2)	—	—	—	—	—	—	—	—
MSRs (1)	—	—	19,965	19,965	—	—	20,893	20,893
Total	$—	$6,960,997	$4,720,132	$11,681,129	$—	$6,904,812	$4,540,653	$11,445,465
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$983,717	$983,717	$—	$—	$1,006,919	$1,006,919
Residential loan securitizations	—	2,068,484	—	2,068,484	—	2,075,962	—	2,075,962
Non-Agency RMBS re-securitization	—	63,702	—	63,702	—	65,276	—	65,276
Senior unsecured notes	—	339,648	—	339,648	—	260,852	—	260,852
Derivative liabilities: (1)
Interest rate swaps (2)	—	—	—	—	—	—	—	—
Credit default swaps (2)	—	—	—	—	—	—	—	—
TBAs	—	1,523	—	1,523	—	—	—	—
Total	$—	$2,473,357	$983,717	$3,457,074	$—	$2,402,090	$1,006,919	$3,409,009

(1)Derivative assets and derivative liabilities are included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(2)All of the Company’s interest rate swaps, credit default swaps and futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative assets of $47.1 million netted against derivative liabilities of $26.6 million and a net variation margin of $20.5 million as of March 31, 2026. Includes derivative liabilities of $59.4 million netted against derivative assets of $23.3 million and a net variation margin of $36.1 million as of December 31, 2025. See Note 9 for additional information.
The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Assets:

	For the Three Months Ended March 31, 2026
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	MSRs	IRLCs	Total
Balance at beginning of period	$583,963	$1,165,677	$2,608,535	$80,707	$55,476	$24,711	$20,893	$691	$4,540,653
Total (losses)/gains (realized/unrealized)
Included in earnings	(5,241)	(6,241)	(16,025)	9,889	1,628	721	(928)	464	(15,733)
Transfers out (1)	(11,458)	—	(875)	—	—		—	—	(12,333)
Transfer to securitization trust, net (2)	(185,934)	—	185,934	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	238,104	—	—	(238,104)	—	—	—	—	—
Paydowns/Distributions	(66,491)	(21,369)	(203,302)	(882)	(1,194)	(1,964)	—	—	(295,202)
Sales	(10,301)	—	—	(131,610)	—	—	—	—	(141,911)
Acquisitions/Repurchases	218,609	—	24,442	797	—	—	—	—	243,848
Originations	—	—	—	400,810	—	—	—	—	400,810
Balance at the end of period	$761,251	$1,138,067	$2,598,709	$121,607	$55,910	$23,468	$19,965	$1,155	$4,720,132

(1)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned.
(2)During the three months ended March 31, 2026, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	For the Three Months Ended March 31, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	MSRs	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$21,003	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	5,857	11,743	25,378	2,991	3,589	(706)	48,852
Transfers out (1)	(22,506)	—	(659)	—	—	—	(23,165)
Transfer to securitization trust, net (2)	(464,214)	—	464,214	—	—	—	—
Paydowns/Distributions	(56,731)	(18,165)	(261,880)	(1,961)	(23,082)	—	(361,819)
Sales	(2,075)	—	(6,277)	—	—	—	(8,352)
Acquisitions	352,965	—	43,880	—	—	—	396,845
Balance at the end of period	$445,562	$959,250	$2,508,456	$87,222	$93,999	$20,297	$4,114,786

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended March 31, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$1,006,919	$811,591
Total losses/(gains) (realized/unrealized)
Included in earnings	(4,866)	8,637
Paydowns	(18,336)	(14,955)
Balance at the end of period	$983,717	$805,273

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands):

March 31, 2026	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, residential loans held in securitization trusts and residential loans held for sale: (1)
	$3,135,736	Discounted cash flow	Lifetime CPR	10.9%	—	-	47.1%
			Default rate	0.7%	—	-	21.5%
			Loss severity	12.2%	—	-	100.0%
			Yield	6.5%	3.7%	-	33.4%

	$109,915	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	—	-	5.8%
			Liquidation timeline (months)	17	9	-	54
			Property value	$1,740	$28	-	$13,900
			Yield	8.8%	7.5%	-	64.3%

	$235,916	Transaction price	Non-binding investor price	N/A

Consolidated SLST (4)	$1,138,067		Liability price	N/A

Total	$4,619,634

Multi-family loans (1) (2)	$55,910	Discounted cash flow	Discount rate	12.3%	11.5%	-	13.5%
			Months to assumed redemption	20.4	3	-	34

Equity investments (1)	$23,468	Discounted cash flow	Discount rate	15.8%	15.0%	-	17.5%
			Months to assumed redemption	14.8	2	-	26

Mortgage servicing rights (1)	$19,965	Discounted cash flow	Lifetime voluntary prepayment rate	9.4%	0.1%	-	28.5%
			Default rate	2.6%	—	-	42.0%
			Yield	12.2%	10.5%	-	15.5%

IRLCs (1)	$1,155	Probability-weighted expected cash flow	Pull-through rate	83.1%	82.6%	-	85.6%

Liabilities
Consolidated SLST CDOs (3) (4)	$983,717	Discounted cash flow	Yield	5.2%	4.6%	-	12.3%
			Collateral prepayment rate	6.1%	2.8%	-	7.3%
			Collateral default rate	1.1%	—	-	19.6%
			Loss severity	15.2%	0.3%	-	26.6%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)As of March 31, 2026, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2026, the fair value of investment securities we own in Consolidated SLST amounts to $146.7 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2026 and 2025, respectively, for our Level 3 assets and liabilities held as of March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Assets
Residential loans:
Residential loans (1)	$(1,802)	$(2,342)
Consolidated SLST (1)	(6,913)	12,895
Residential loans held in securitization trusts (1)	(18,657)	23,905
Residential loans held for sale (1)	2,590	—
Multi-family loans (1)	(4)	410
Equity investments (2)	(46)	(1,363)
IRLCs	464	—
Mortgage servicing rights (1)	(928)	(706)
Liabilities
Consolidated SLST CDOs (1)	6,817	(9,631)

(1)Presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$208,915	$208,915	$210,333	$210,333
Investment securities available for sale	Level 2	6,960,313	6,960,313	6,904,781	6,904,781
Residential loans	Level 3	4,498,027	4,498,027	4,358,175	4,358,175
Residential loans held for sale	Level 3	121,607	121,607	80,707	80,707
Multi-family loans	Level 3	55,910	55,910	55,476	55,476
Equity investments	Level 3	23,468	23,468	24,711	24,711
Interest rate caps	Level 2	684	684	31	31
IRLCs	Level 3	1,155	1,155	691	691
Mortgage servicing rights	Level 3	19,965	19,965	20,893	20,893
Financial Liabilities:
Repurchase agreements	Level 2	7,019,017	7,019,017	6,753,417	6,753,417
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	353,041	336,430	363,645	349,037
Residential loan securitizations at fair value	Level 2	2,068,484	2,068,484	2,075,962	2,075,962
Consolidated SLST	Level 3	983,717	983,717	1,006,919	1,006,919
Non-Agency RMBS re-securitization	Level 2	63,702	63,702	65,276	65,276
Subordinated debentures	Level 3	45,000	39,355	45,000	40,526
Derivative liabilities	Level 2	1,523	1,523	—	—
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	—	—	99,585	99,465
Senior unsecured notes at fair value	Level 2	339,648	339,648	260,852	260,852
Mortgages payable on real estate	Level 3	276,032	269,948	332,131	325,301

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

e.Senior unsecured notes – The fair value of senior unsecured notes reported at amortized cost, net was determined using pricing models that consider observable market data to determine the fair value of identical or similar securities.

f.Mortgages payable on real estate – The fair value of consolidated variable-rate mortgages payable approximates the carrying value of such liabilities. The fair value of consolidated fixed-rate mortgages payable is estimated based upon discounted cash flows at current borrowing rates.

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,385,674 shares issued and outstanding as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2026 and 2025. As of March 31, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

March 31, 2026
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.363%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

December 31, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.595%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2025 through March 31, 2026:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
March 19, 2026	April 1, 2026	April 15, 2026	$0.50	$0.647675000	$0.4296875	$0.43750
December 11, 2025	January 1, 2026	January 15, 2026	0.50	0.676912400	0.4296875	0.43750
September 15, 2025	October 1, 2025	October 15, 2025	0.50	0.703299100	0.4296875	0.43750
June 12, 2025	July 1, 2025	July 15, 2025	0.50	0.691771300	0.4296875	0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 89,861,108 and 90,303,863 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three months ended March 31, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share.

The Company did not repurchase shares of its common stock during the three months ended March 31, 2025.

As of March 31, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2025 through March 31, 2026:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2026	March 19, 2026	March 30, 2026	April 28, 2026	$0.23
Fourth Quarter 2025	December 11, 2025	December 22, 2025	January 28, 2026	0.23
Third Quarter 2025	September 15, 2025	September 25, 2025	October 30, 2025	0.23
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement and Prior Preferred Equity Distribution Agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

18. Earnings Per Common Share

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

During the three months ended March 31, 2026 and 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Basic Earnings per Common Share:
Net income attributable to Company	$48,601	$42,155
Less: Preferred Stock dividends	(11,704)	(11,870)
Net income attributable to Company's common stockholders	$36,897	$30,285
Basic weighted average common shares outstanding	90,353	90,583
Basic Earnings per Common Share	$0.41	$0.33

Diluted Earnings per Common Share:
Net income attributable to Company	$48,601	$42,155
Less: Preferred Stock dividends	(11,704)	(11,870)
Net income attributable to Company's common stockholders	$36,897	$30,285
Weighted average common shares outstanding	90,353	90,583
Net effect of assumed PSUs vested	1,467	415
Net effect of assumed RSUs and DSUs vested	240	93
Diluted weighted average common shares outstanding	92,060	91,091
Diluted Earnings per Common Share	$0.40	$0.33

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

Of the common stock authorized at March 31, 2026, 1,752,539 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 319,934 shares under the 2017 Plan as of March 31, 2026. The Company’s employees have been issued 1,422,761 shares of restricted stock under the 2017 Plan as of March 31, 2026. At March 31, 2026, there were 79,059 shares of non-vested restricted stock outstanding, 3,407,494 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,501,348 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 204,378 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2025, 3,088,129 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 319,934 shares under the 2017 Plan as of December 31, 2025. The Company’s employees had been issued 1,424,340 shares of restricted stock under the 2017 Plan as of December 31, 2025. At December 31, 2025, there were 222,977 shares of non-vested restricted stock outstanding, 2,863,258 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,178,548 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 204,378 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2026 and 2025, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.5 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the three months ended March 31, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	222,977	$9.39	538,159	$10.39
Vested	(142,339)	10.04	(264,338)	11.44
Forfeited	(1,579)	8.23	(38,024)	9.34
Non-vested shares as of March 31	79,059	$8.23	235,797	$9.38

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2026 and 2025, the Company had unrecognized compensation expense of $0.5 million and $1.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at March 31, 2026 is expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted shares vested during the three months ended March 31, 2026 and 2025 was approximately $1.2 million and $1.6 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the three months ended March 31, 2026 and 2025, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	1,431,629	$8.08	939,523	$11.48
Granted	609,031	11.22	710,132	6.82
Forfeited	(336,913)	13.41	(218,026)	18.66
Non-vested target PSUs as of March 31	1,703,747	$8.14	1,431,629	$8.08

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2023 ended on December 31, 2025 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2023 did not vest and target PSUs of 336,913 were forfeited during the three months ended March 31, 2026. The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the three months ended March 31, 2025. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2026 and 2025, there was $9.9 million and $7.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2026 is expected to be recognized over a weighted average period of 2.3 years. Compensation expense related to the PSUs was $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

(c) Restricted Stock Units

During the three months ended March 31, 2026 and 2025, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three months ended March 31, 2026 and 2025 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,178,548	$6.57	450,600	$9.59
Granted	800,434	7.93	1,042,229	5.91
Vested	(470,133)	7.08	(198,297)	10.24
Forfeited	(7,501)	5.91	(92,804)	6.21
Non-vested RSUs as of March 31	1,501,348	$7.14	1,201,728	$6.55

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2026, 470,133 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $3.6 million on the vesting date. During the three months ended March 31, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2026 and 2025, there was $9.7 million and $7.1 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2026 is expected to be recognized over a weighted average period of 2.3 years. Compensation expense related to the RSUs was $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

A summary of the activity of the DSU awards under the 2017 Plan for the three months ended March 31, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	112,068	$6.96	110,772	$6.50
Granted	—	—	—	—
Non-vested DSUs as of March 31	112,068	$6.96	110,772	$6.50

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. 92,310 common shares remain reserved for issuance in connection with vested DSUs as of March 31, 2026.

As of March 31, 2026 and 2025, there was $0.2 million of unrecognized compensation cost related to the non-vested portion of the DSUs. The unrecognized compensation cost related to the non-vested portion of the DSUs at March 31, 2026 is expected to be recognized over a weighted average period of 0.2 years. Compensation expense related to the DSUs was $0.2 million for the three months ended March 31, 2026 and 2025.

20. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax expense for the three months ended March 31, 2026 and 2025, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Current income tax expense	$155	$653
Deferred income tax expense (benefit)	4	(5)
Total income tax expense	$159	$648

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of March 31, 2026 and December 31, 2025, respectively, are as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets
Net operating loss carryforward	$12,137	$11,252
Capital loss carryover	11,775	21,676
GAAP/Tax differences	13,822	7,695
Deferred tax assets	37,734	40,623
Less: Valuation allowance	(24,596)	(26,182)
Net deferred tax assets (1)	13,138	14,441
Deferred tax liabilities
GAAP/Tax differences	11,463	12,761
Deferred tax liabilities (2)	11,463	12,761
Total net deferred tax asset	$1,675	$1,680

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2026, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $51.0 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2026, the Company, through its wholly-owned TRSs, had also incurred approximately $49.5 million in capital losses. The Company's carryover capital losses will expire between 2026 and 2030 if they are not offset by future capital gains.

As of March 31, 2026, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The valuation allowance was primarily related to U.S. federal deferred tax assets resulting from net operating loss carryforward and capital loss carryover. The change in the valuation for the current year is a decrease of approximately $1.6 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. The Company's deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future taxable income.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest income
Investment securities available for sale	$97,221	$61,049
Residential loans
Residential loans	9,787	11,018
Consolidated SLST	13,885	10,740
Residential loans held in securitization trusts	44,567	43,241
Total residential loans	68,239	64,999
Residential loans held for sale	3,411	—
Multi-family loans	1,632	2,580
Other	1,562	1,106
Total interest income	172,065	129,734
Interest expense
Repurchase agreements and warehouse facilities	71,274	52,489
Collateralized debt obligations
Consolidated SLST	11,120	6,964
Residential loan securitizations	30,699	30,325
Non-Agency RMBS re-securitization	1,187	1,290
Total collateralized debt obligations	43,006	38,579
Senior unsecured notes	8,496	4,617
Subordinated debentures	878	951
Total interest expense	123,654	96,636
Net interest income	$48,411	$33,098

22. Other Income

The following table details the components of the Company's other income for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Servicing fee income	$2,109	$1,979
Gain (loss) on sale of real estate (1)	51,789	(45)
Loss on extinguishment of debt	(985)	—
Miscellaneous (loss) income	(352)	33
Total other income	$52,561	$1,967

(1)See Note 8 for description of nature of transactions out of which item arose.

23. Business Combination

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
(2)The holdback for representations and warranties in the amount of $2.5 million is to be released to the sellers, net of losses incurred or sustained by the Company related to representation or warranties made by the sellers for conditions that existed as of the Acquisition Date, if any, on January 15, 2027. The holdback is included in other assets on the Company's condensed consolidated balance sheets (see Note 11).

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

Intangible asset	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value at March 31, 2026	Amortization Period (Years)
Customer relationships	$17,000	$(1,204)	$15,796	10
Trade name	1,000	(64)	936	11
Total identified intangible assets (weighted average amortization period)	$18,000	$(1,268)	$16,732	10.06

During the three months ended March 31, 2026, the Company recognized $0.4 million of amortization expense related to these intangible assets, which is included in general and administrative expenses on the Company's condensed consolidated statements of operations. The estimated amortization expense related to the acquired identifiable intangible assets is as follows (dollar amounts in thousands):

	Amortization expense for
Year Ending December 31,	Customer relationships	Trade name
2026	$1,700	$91
2027	$1,700	$91
2028	$1,700	$91
2029	$1,700	$91
2030	$1,700	$91

The $22.4 million of goodwill recognized is attributable primarily to the expected benefits arising from synergies with the Company's existing operations, the assembled workforce of Constructive and the anticipated growth opportunities from expanding the Company's business purpose lending platform and is assigned to the Constructive reporting unit (see Note 24) for the Company's ongoing evaluation of goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. As of March 31, 2026, there was a change in the recognized amount of goodwill as a result of payment of the post-closing working capital adjustment of approximately $15.1 thousand. As noted earlier, the goodwill recorded is provisional pending final valuations of assets and losses incurred or sustained by the Company related to representation or warranties made by the sellers as of the Acquisition Date.

The amount of revenue of Constructive included in the Company's consolidated statements of operations for the period from the Acquisition Date through December 31, 2025 was $30.0 million. The amount of net loss of Constructive included in the Company's consolidated statements of operations for the period from the Acquisition Date through December 31, 2025 was $8.5 million. The Company recognized acquisition-related costs of approximately $1.3 million during the year ended December 31, 2025.

The following table presents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if Constructive had been included in the consolidated results of the Company for the three months ended March 31, 2025 (dollar amounts in thousands):

For the Three Months Ended March 31, 2025
Revenue	$106,461
Net income attributable to Company's common stockholders	$37,166

Basic proforma earnings per common share	$0.41
Diluted pro forma earnings per common share	$0.41

These amounts have been calculated after applying the Company's accounting policies and adjustments for consolidation and amortization that would have been recorded assuming the estimated fair value adjustments to intangible assets had been applied on January 1, 2024. Nonrecurring pro forma adjustments directly attributable to the business combination have been included in the pro forma revenue and net income attributable to the Company's common stockholders shown above as if the transaction occurred on January 1, 2024. These adjustments include acquisition expenses and estimated income tax expense.

24. Segment Reporting

As of March 31, 2026, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments. The activities within Corporate/Other are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to the investment portfolio or Constructive, interest expense on senior unsecured notes and subordinated debentures (see Note 14), financing transaction costs unrelated to securitizations and preferred stock dividends.

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

Prior to the acquisition of a controlling financial interest in Constructive in July 2025, the Company consisted of a single operating and reporting segment and the condensed consolidated financial statements and notes thereto were a single reportable segment. For the three months ended March 31, 2025, the CODM also considered significant, and regularly reviewed, consolidated salaries and benefits expense in the amounts of approximately $7.8 million, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following tables present financial information by reportable segment for the three months ended March 31, 2026, respectively, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended March 31, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$168,570	$3,478	$17	$172,065
Interest expense	111,311	2,969	9,374	123,654
Total net interest income (loss)	57,259	509	(9,357)	48,411

NET LOSS FROM REAL ESTATE:
Rental income	12,625	—	—	12,625
Other real estate income	1,943	—	—	1,943
Total income from real estate	14,568	—	—	14,568
Interest expense, mortgages payable on real estate	3,821	—	—	3,821
Depreciation expense	4,623	—	—	4,623
Other real estate expenses	8,726	—	—	8,726
Total expenses related to real estate	17,170	—	—	17,170
Total net loss from real estate	(2,602)	—	—	(2,602)

OTHER INCOME (LOSS):
Realized losses, net	(10,680)	—	—	(10,680)
Unrealized (losses) gains, net	(73,772)	—	11,204	(62,568)
Gain on derivative instruments, net	39,570	439	47,805	87,814
Mortgage banking activities, net	—	15,330	—	15,330
Income from equity investments	721	—	—	721
Impairment of real estate	(2,231)	—	—	(2,231)
Other income (loss)	52,869	—	(308)	52,561
Total other income	6,477	15,769	58,701	80,947

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	5,950	11,596	6,941	24,487
Portfolio operating expenses	6,137	—	—	6,137
Loan origination costs	—	4,025	—	4,025
Financing transaction costs	1,947	—	3,435	5,382
Total general, administrative and operating expenses	14,034	15,621	10,376	40,031

INCOME FROM OPERATIONS BEFORE INCOME TAXES	47,100	657	38,968	86,725
Income tax expense	15	—	144	159

NET INCOME	47,085	657	38,824	86,566
Net income attributable to non-controlling interests	(37,965)	—	—	(37,965)
NET INCOME ATTRIBUTABLE TO COMPANY	9,120	657	38,824	48,601
Preferred stock dividends	—	—	(11,704)	(11,704)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$9,120	$657	$27,120	$36,897

The following table presents the Company's assets by reportable segment as of March 31, 2026, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	Investment Portfolio (1)	Constructive (2)	Corporate/Other	Total
Total Assets	$12,266,535	$300,189	$223,617	$12,790,341

(1)The Company had investments in equity method investees in the amount of approximately $23.5 million as of March 31, 2026 (see Note 6). During the three months ended March 31, 2026, the Company's expenditures for long-lived assets totaled approximately $1.0 million.
(2)Goodwill in the amount of approximately $22.4 million is allocated to Constructive (see Note 23).

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

•“Cross-collateralized mezzanine lending investment” refers to a cross-collateralized preferred equity and joint venture equity investment in multi-family properties;

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

•“Mezzanine Lending” refers to preferred equity investments in multi-family properties;

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

Investing Activity

During the three months ended March 31, 2026, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by repayments and sales of residential loans. The following table presents investment activity for the three months ended March 31, 2026 (dollar amounts in thousands):

	December 31, 2025	Acquisitions/Originations (1)	Repayments (2)	Sales	Transfers (3)	Fair Value Changes and Other (4)	March 31, 2026
Investment securities
Agency RMBS and TBAs (5)	$6,633,476	$510,051	$(297,626)	$—	$—	$(68,034)	$6,777,867
Non-Agency RMBS	25,592	8,100	(2,500)	—	—	(1,032)	30,160
U.S. Treasury securities	245,713	58,913	—	—	—	(4,450)	300,176
Total investment securities available for sale and TBAs	6,904,781	577,064	(300,126)	—	—	(73,516)	7,108,203
Consolidated SLST (6)	151,521	—	(3,454)	—	—	(1,373)	146,694
Total investment securities	7,056,302	577,064	(303,580)	—	—	(74,889)	7,254,897
Residential loans	3,192,498	241,092	(269,793)	(10,301)	238,104	(31,640)	3,359,960
Residential loans held for sale	80,707	400,810	(882)	(131,610)	(238,104)	10,686	121,607
Multi-family loans and equity investments	80,187	—	(1,570)	—	—	761	79,378
Equity investments in consolidated multi-family properties (7)	153,477	600	(33,019)	—	—	11,858	132,916
Single-family rental properties	128,841	537	—	(4,833)	—	(3,205)	121,340
MSRs	20,893	—	—	—	—	(928)	19,965
Total investments	$10,712,905	$1,220,103	$(608,844)	$(146,744)	$—	$(87,357)	$11,090,063

(1)Includes draws funded for business purpose bridge loans and existing equity investments in consolidated multi-family properties, cost basis of new TBA positions and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)Includes net transfers of loans originated by Constructive to the investment portfolio at fair value on the date of transfer.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, net loss from real estate attributable to the Company and transfers of residential loans to real estate owned.

(5)Includes TBAs that are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of March 31, 2026, our TBAs had a net carrying value of $1.5 million reported in other liabilities on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(6)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively, follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Residential loans, at fair value	$1,138,067	$1,165,677
Deferred interest (a)	(7,656)	(7,237)
Less: Collateralized debt obligations, at fair value	(983,717)	(1,006,919)
Consolidated SLST investment securities owned by Adamas	$146,694	$151,521

(a)Included in other liabilities on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
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

Executive Summary

We have actively repositioned our investment portfolio with the objective of enhancing recurring income for our stockholders. Our investment strategy continues to focus on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS, and higher-coupon investments, like business purpose loans. We have also remained focused on optimizing our financing structures and leveraging our network of originator partnerships to support consistent investment activity.

The first quarter of 2026 reflected continued execution of this strategy, highlighted by strong earnings performance, growth in book value, and disciplined capital deployment. Net income attributable to common stockholders was $36.9 million, or $0.41 per share, for the quarter ended March 31, 2026. Earnings available for distribution (“EAD”), a non-GAAP financial measure, increased to $0.29 per share, representing a 45% increase year-over-year. GAAP book value per share as of March 31, 2026 increased 4.0% to $9.98, while adjusted book value per share, a non-GAAP financial measure, as of March 31, 2026 rose 1.6% to $10.80, resulting in a quarterly economic return of 6.35% and 3.76% on GAAP book value per share and adjusted book value per share, respectively. Supported by this sustained earnings momentum, our Board of Directors declared a quarterly dividend of $0.23 per share, equating to a 12.50% annualized dividend yield as of March 31, 2026.

Our investment portfolio grew to approximately $10.9 billion as of March 31, 2026, driven by $1.0 billion of new single-family residential investments during the quarter, including $510.1 million of Agency RMBS and $487.2 million of business purpose loans. Our capital allocation remains focused on liquidity, stability and income generation, with Agency RMBS representing a majority of our capital. We believe our capital allocation strategy will enhance our earnings profile and strengthen our ability to navigate evolving market conditions.

Constructive continues to scale as a strategic origination platform and become a more prominent contributor to earnings. During the quarter, Constructive funded approximately $400.8 million of business purpose loans, supported by strong underwriting standards and an established national platform. We believe further integration of Constructive's business and operational efficiencies will drive incremental earnings growth and diversify our income streams over time.

We also continued to actively manage our liability structure and liquidity profile. During the quarter, we issued $90.0 million of 9.25% 2031 Senior Notes, completed a $310.4 million business purpose rental loan securitization, and redeemed $100.0 million of 2026 Senior Notes. Our Company Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in "Capital Allocation" below) as of March 31, 2026 were 5.2x and 4.9x, respectively. We also had $199.0 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin) as of March 31, 2026. We believe that our leverage and cash levels, combined with no near-term debt maturities, provide us with the flexibility to support continued investment activity.

Market conditions during the quarter were characterized by increased market and interest rate volatility and wider spreads, which created attractive investment opportunities but also resulted in unrealized losses on a majority of the assets in our investment portfolio. These impacts were more than offset by strong performance of our derivative instruments, which generated $87.8 million of gains during the quarter. In addition, the sale of a property within our cross-collateralized mezzanine lending investment generated a net gain on sale of real estate of approximately $52.3 million, resulting in a net gain of approximately $13.8 million attributable to the Company's common stockholders.

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

Looking ahead, we remain focused on disciplined portfolio growth, continued scaling of Constructive’s origination platform, and prudent capital allocation to drive sustainable earnings expansion. We believe that our diversified investment portfolio, strong liquidity position and integrated operating platform position us well to capitalize on market opportunities, further enhance recurring income and create long-term stockholder value.

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

Financial markets experienced heightened volatility and generally negative performance during the first quarter of 2026, as investors reacted to escalating geopolitical conflicts and tensions, elevated energy prices, and uncertainty regarding the timing and extent of future monetary policy easing by the Federal Reserve. Major U.S. equity indices declined during the first quarter of 2026, with the Dow Jones Industrial Average declining approximately 3.6% and the Nasdaq Composite Index declining approximately 7.1% during the first quarter of 2026, before recovering, in part, after the quarter end and into mid-April 2026. Mortgage‑related markets experienced rate and spread volatility during the first quarter of 2026, driven by fluctuations in interest rates and geopolitical events. Geopolitical conflicts, pressures on energy markets, labor market uncertainty and elevated inflation have cautioned some economic outlooks, with concerns regarding the potential for stagflation persisting. We anticipate that due to ongoing geopolitical conflict and uncertainty related to the labor market, and inflation, markets and the pricing for many of our assets will continue to experience volatility in 2026.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the first quarter of 2026 with real gross domestic product (“GDP”) increasing by 2.0% (advanced estimate), as compared to the GDP growth of 2.1% recorded for full year 2025. By this estimate, GDP growth continued in the first quarter of 2026, accelerating from the 0.5% growth in GDP seen in the fourth quarter of 2025; however, inflation remains persistently above the Federal Reserve’s target of two percent, the labor market has shown signs of cooling and geopolitical conflicts have pressured global markets. Uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends and the continued independence of the Federal Reserve may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

Over the course of last year, the U.S. labor market experienced some cooling as the unemployment rate, according to the U.S. Department of Labor, reached 4.5% at the end of November 2025, the highest unemployment rate since October 2021. Into 2026, the U.S. labor market has seen modest improvement, as compared to the cooling trend in 2025, with the unemployment rate declining from 4.4% as of the end of December 2025 to 4.3% as of the end of March 2026. However, some commentators have suggested that the labor market has grown static and reflects a cautious and uncertain outlook by employers. As of February 2026, employers are hiring at their lowest rates since 2013 (other than at the start of the COVID-19 pandemic), employers are laying off employees at relatively low rates and employees are leaving their jobs at low rates. Additionally, since July 2025, the number of unemployed persons has exceeded the number of available job openings, further signaling a potential softening in or uncertain outlook to the labor market and/or U.S. economy. Uncertainty with respect to international conflicts, energy prices and higher costs due to inflation, have been suggested by some market commentators as having contributed to the slackening labor market.

From 2022 into 2024, the Federal Reserve raised the target range for the federal funds rate to its highest level in over two decades before cutting the target range by 175 basis points, in aggregate, between September 2024 and December 2025. Following the Federal Reserve’s last cut to the target range for the federal funds rate in December 2025, the target range was reduced to 3.50% to 3.75%, where it remains as of the end of the first quarter of 2026. Expectations among market commentators for additional rate cuts to the target range in the near term are subdued. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its March 2026 statement, the Federal Reserve noted that job gains remained low as of March 2026, the unemployment rate has been little changed in the start of 2026 and that inflation remained somewhat elevated. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s March 2026 meeting, a majority of Federal Reserve officials indicated that one or more additional cuts to the target range for the federal funds rate by the end of 2026 would be appropriate. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

Concerns regarding an economic recession – a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research – in the U.S. grew somewhat in the first quarter of 2026 due to, among other things, heightened uncertainty around geopolitical conflicts and the outlook for the labor market. According to some market commentators, energy prices and persistent inflation also present downside risks to the economy. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the first quarter of 2026, the residential real estate market remained competitive for home buyers despite increases in inventory as mortgage rates pressured home buyers. Data released by the S&P Dow Jones Indices for their S&P Cotality Case-Shiller U.S. National Home Price NSA Indices for January 2026 showed that, on average, home prices increased 1.2% for the 20-City Composite over January 2025. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in March 2026 decreased 3.6% month-over-month and 1.0% year-over-year. NAR also reported that the median existing-home sales price for all housing types in March 2026 was $408,800, up 1.4% from March 2025, which marked the 33rd consecutive month of year-over-year price increases. NAR notes that total housing inventory as of the end of March 2026 was up 3.0% month-over-month and up 2.3% year-over-year and that the supply of unsold housing inventory sat at 4.1 months as of the end of March 2026, up 0.1 months from March 2025. Rising interest rates, particularly following the start of the geopolitical conflict in Iran, contributed to affordability challenges for some home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.30% as of April 16, 2026, down 0.53% year-over-year. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to RealPage Analytics (“RealPage”), effective asking rents for professionally managed apartments fell 0.5% year-over-year in the first quarter of 2026. RealPage noted that, in general, markets located in the South and West of the U.S. experienced the greatest growth in apartment supply in recent years and the greatest declines in rents over the course of the first quarter of 2026. Further, Zillow Research forecasts that relatively slower rent growth for both single-family and multi-family rental housing is expected to continue through 2026. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads both widened over the course of the first quarter of 2026, particularly following the start of the geopolitical conflict in Iran in February 2026, before tightening into mid-April 2026. At the end of the first quarter of 2026, investment grade spreads widened 11 basis points and high-yield credit spreads widened 47 basis points as compared to the start of the first quarter of 2026. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. On March 31, 2026, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 51 basis points, as compared to a 71 basis point spread on December 31, 2025. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. In June 2022, the Federal Reserve began shrinking its then approximately $8.9 trillion balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. In December 2025, the Federal Reserve halted the reduction of its holding of U.S. Treasuries and announced an intention to purchase short-term U.S. Treasuries in an effort to alleviate expected pressures in money markets, but the Federal Reserve continued to allow up to $35 billion of Agency RMBS to roll off its balance sheet each month. The Federal Reserve’s participation in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing, and returns. Asset purchases by the Federal Reserve generally drive Agency RMBS values higher and tighten mortgage spreads, which increases our adjusted book value but reduces the return potential on new investments. Conversely, actual or anticipated reductions in the amount of the Federal Reserve’s Agency RMBS holdings or its purchasing pace typically lead to lower values and wider spreads, thereby lowering our adjusted book value while improving the return potential on new acquisitions.

In January 2026, the FHFA raised the cap on the amount of Agency RMBS that Fannie Mae and Freddie Mac can hold from $40 billion each to $225 billion each, and the current administration instructed Fannie Mae and Freddie Mac to purchase $200 billion in Agency RMBS. The announced January 2026 purchases, or any other future purchases, by Fannie Mae and/or Freddie Mac of Agency RMBS, though such purchases were, and any future purchases are expected to be, on a smaller scale than purchases of Agency RMBS conducted by the Federal Reserve in recent years, tend to have similar effects on us and the market as such actions by the Federal Reserve.

Near the end of 2025 and into 2026, some market commentators began expressing concerns about the ongoing independence of the Federal Reserve to make monetary policy decisions, including setting interest rates, without direct interference from the executive branch or U.S. Congress. If the independence of the Federal Reserve is eroded or eliminated, or perceived to be, economists and market commentators suggest that higher inflation, greater stock market volatility and higher long-term interest rates on mortgages and other loans could result. Such outcomes may limit or undermine business activity or raise the costs of many of our liabilities, which could negatively impact the value of our investments

We own and rent single-family rental homes to families that are eligible to receive housing assistance through the U.S. Department of Housing and Urban Development Housing Choice Vouchers program. In January 2026, the president issued an executive order (the “Order”) directing executive agencies to identify ways to prevent GSEs from facilitating the acquisition by large institutional investors of single-family homes or from selling homes owned by the U.S. Government to large institutional investors and instructs the U.S. Department of Housing and Urban Development to track single-family rental owners that receive federal housing assistance to determine any involvement of large institutional investors, among other things. The Order does not address immediate steps for implementation. In March 2026, the U.S. Senate passed a bill which would place certain prohibitions on institutional investors that own 350 or more single-family homes from purchasing certain additional single-family homes (the “Senate Bill”). As of mid-April 2026, the Senate Bill was before the U.S. House of Representatives for consideration, where its passage is uncertain. There can be no guarantee how the Order will be implemented, what legislation may be enacted to further the Order, how “single-family” or “large institutional investor” will be defined by executive agencies implementing the Order or whether the Senate Bill or similar legislation will be enacted; however, such policies could materially adversely affect our investments in single-family rental homes.

Fannie Mae and Freddie Mac remain under the conservatorship of the FHFA. The current administration is revisiting the idea of taking Fannie Mae and Freddie Mac public, and in late 2025 and into early 2026, reports surfaced that the current administration has had preliminary discussions regarding potential public offerings of Fannie Mae and/or Freddie Mac securities. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the approximately $13 trillion U.S. home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

First Quarter 2026 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2026 (dollar amounts in thousands, except per share data):

For the Three Months Ended March 31, 2026
Net income attributable to Company's common stockholders	$36,897
Net income attributable to Company's common stockholders per share (basic)	$0.41
Earnings available for distribution attributable to Company's common stockholders (1)	$26,423
Earnings available for distribution per common share (1)	$0.29
Yield on average interest earning assets (1) (2)	6.09%
Interest income	$172,065
Interest expense	$123,654
Net interest income	$48,411
Net interest spread (1) (3)	1.45%
Book value per common share at the end of the period	$9.98
Adjusted book value per common share at the end of the period (1)	$10.80
Economic return on book value (4)	6.35%
Economic return on adjusted book value (5)	3.76%
Dividends per common share	$0.23

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

Key Developments During First Quarter 2026

Investing & Origination Activities

•Acquired $510.1 million of Agency investments.

•Acquired approximately $493.7 million of residential loans, including $487.2 million of business purpose loans.

•Constructive funded $400.8 million of business purpose loans.

•Sold a multi-family apartment community held in our cross-collateralized mezzanine lending investment which generated a net gain attributable to the Company's common stockholders of approximately $13.8 million.

Financing Activities

•Completed the issuance of $90.0 million in aggregate principal amount of our 9.25% Senior Notes due 2031 in an underwritten public offering. The total net proceeds to us from the offering of the notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

•Redeemed our 5.75% Senior Notes due 2026 at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million.

•Completed a residential loan securitization generating approximately $308.5 million of net proceeds to us after deducting expenses associated with the transaction. We utilized the net proceeds to repay approximately $287.3 million on outstanding repurchase agreements related to residential loans.

•Repurchased 612,464 shares of common stock at an accretive repurchase price of $8.17 per common share.

Subsequent Development

•In April 2026, completed a residential loan securitization generating approximately $259.8 million of net proceeds to us after deducting expenses associated with the transaction. We utilized the net proceeds to repay approximately $246.4 million on outstanding repurchase agreements related to residential loans.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2026 and December 31, 2025, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands).

At March 31, 2026:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale and TBAs (1)	$7,108,203	$—	$—	$7,108,203
Residential loans	4,378,501	119,526	—	4,498,027
Consolidated SLST CDOs	(983,717)	—	—	(983,717)
Residential loans held for sale	—	121,607	—	121,607
Multi-family loans	55,910	—	—	55,910
Equity investments	23,468	—	—	23,468
Equity investments in consolidated multi-family properties (2)	132,916	—	—	132,916
Single-family rental properties	121,340	—	—	121,340
Mortgage servicing rights	19,965	—	—	19,965
Total investments	10,856,586	241,133	—	11,097,719
Liabilities:
Repurchase agreements, warehouse facilities and TBA cost basis (3)	(6,949,260)	(219,171)	—	(7,168,431)
Collateralized debt obligations
Residential loan securitization CDOs	(2,421,525)	—	—	(2,421,525)
Non-Agency RMBS re-securitization	(63,702)	—	—	(63,702)
Senior unsecured notes	—	—	(339,648)	(339,648)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (4)	117,731	12,130	200,104	329,965
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(23,304)	—	—	(23,304)
Other	108,358	13,541	(53,908)	67,991
Net Company capital allocated	$1,624,884	$70,029	$(238,452)	$1,456,461

Company Recourse Leverage Ratio (5)				5.2	x
Portfolio Recourse Leverage Ratio (6)				4.9	x

(1)Includes implied fair value of outstanding TBAs of $147.9 million. TBAs are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of March 31, 2026, our TBAs had a net carrying value of $1.5 million reported in other liabilities on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(2)Represents the Company's equity investments in consolidated multi-family properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.

(3)Includes repurchase agreements and warehouse facilities with a carrying value of $7.0 billion and outstanding TBAs with a cost basis of $149.4 million.
(4)Excludes cash in the amount of $3.9 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash of $156.5 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(5)Represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs, to the extent applicable, divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $983.7 million, residential loan securitization CDOs amounting to $2.4 billion, non-Agency RMBS re-securitization CDOs amounting to $63.7 million and mortgages payable on real estate totaling $276.0 million as they are non-recourse debt.
(6)Represents the Company's outstanding recourse repurchase agreement and warehouse facility financing and cost basis of outstanding TBAs, to the extent applicable, divided by the Company's total stockholders' equity.

At December 31, 2025:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale	$6,904,781	$—	$—	$6,904,781
Residential loans	4,224,864	133,311	—	4,358,175
Consolidated SLST CDOs	(1,006,919)	—	—	(1,006,919)
Residential loans held for sale	—	80,707	—	80,707
Multi-family loans	55,476	—	—	55,476
Equity investments	24,711	—	—	24,711
Equity investments in consolidated multi-family properties (1)	153,477	—	—	153,477
Single-family rental properties	128,841	—	—	128,841
Mortgage servicing rights	20,868	25	—	20,893
Total investments	10,506,099	214,043	—	10,720,142
Liabilities:
Repurchase agreements and warehouse facilities	(6,557,825)	(195,592)	—	(6,753,417)
Collateralized debt obligations
Residential loan securitization CDOs	(2,439,607)	—	—	(2,439,607)
Non-Agency RMBS re-securitization	(65,276)	—	—	(65,276)
Senior unsecured notes	—	—	(360,437)	(360,437)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	113,478	16,282	196,650	326,410
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(42,222)	—	—	(42,222)
Other	119,554	10,682	(66,303)	63,933
Net Company capital allocated	$1,634,201	$67,811	$(275,090)	$1,426,922

Company Recourse Leverage Ratio (3)				5.0	x
Portfolio Recourse Leverage Ratio (4)				4.7	x

(1)Represents the Company's equity investments in consolidated multi-family properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's consolidated financial statements.
(2)Excludes cash in the amount of $4.4 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash of $132.0 million is included in the Company's accompanying consolidated balance sheets in other assets.

(3)Represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include Consolidated SLST CDOs amounting to $1.0 billion, residential loan securitization CDOs amounting to $2.4 billion, non-Agency RMBS re-securitization CDOs amounting to $65.3 million and mortgages payable on real estate totaling $332.1 million as they are non-recourse debt. The Company did not have outstanding TBAs as of December 31, 2025.
(4)Represents the Company's outstanding recourse repurchase agreement and warehouse facility financing divided by the Company’s total stockholders’ equity.

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2026 and 2025, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2026 are greater or less than the results from the respective period in 2025. Unless otherwise specified, references in this section to increases or decreases in 2026 refer to the change in results for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

The following table presents the main components of our net income for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Interest income	$172,065	$129,734	$42,331
Interest expense	123,654	96,636	27,018
Total net interest income	48,411	33,098	15,313
Total net loss from real estate	(2,602)	(2,235)	(367)
Total other income	80,947	31,952	48,995
General and administrative expenses	24,487	12,414	12,073
Portfolio operating expenses	6,137	7,206	(1,069)
Loan origination costs	4,025	—	4,025
Financing transaction costs	5,382	5,482	(100)
Income from operations before income taxes	86,725	37,713	49,012
Income tax expense	159	648	(489)
Net (income) loss attributable to non-controlling interests	(37,965)	5,090	(43,055)
Net income attributable to Company	48,601	42,155	6,446
Preferred stock dividends	(11,704)	(11,870)	166
Net income attributable to Company's common stockholders	36,897	30,285	6,612
Basic earnings per common share	$0.41	$0.33	$0.08
Diluted earnings per common share	$0.40	$0.33	$0.07

Interest Income and Interest Expense

Interest income increased in 2026 primarily due to increased investments in Agency RMBS and business purpose rental loans. We also recognized additional interest income from residential loans consolidated in connection with the purchase of a Consolidated SLST subordinated bond since March 2025. The increase in interest income was partially offset by a decrease in income from business purpose bridge loans due to portfolio runoff since March 2025. The increase in interest expense in 2026 was due primarily to increases in financing obtained to fund investing and origination activity through repurchase agreements, warehouse facilities and securitizations, the issuance of senior unsecured notes and additional expense related to CDOs consolidated in connection with the aforementioned Consolidated SLST subordinated bond purchased since March 2025.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Income from real estate	$14,568	$20,655	$(6,087)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(3,821)	(6,007)	2,186
Depreciation expense on operating real estate	(4,623)	(5,895)	1,272
Other real estate expenses	(8,726)	(10,988)	2,262
Total expenses related to real estate	(17,170)	(22,890)	5,720
Total net loss from real estate	$(2,602)	$(2,235)	$(367)
Both income from real estate and total expenses related to real estate decreased in 2026 due to sales of multi-family real estate assets since March 2025.

Other Income (Loss)

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Residential loans and real estate owned	$(6,224)	$(14,282)	$8,058
Investment securities	(4,456)	(26,818)	22,362
Total realized losses, net	$(10,680)	$(41,100)	$30,420

In 2026, we recognized $10.7 million of net realized losses, primarily related to valuation adjustments on foreclosed properties and related receivables, discounted payoffs of certain non-performing business purpose bridge loans as part of ongoing asset resolution efforts, and write-downs of certain investment securities.

Net realized losses in 2025 included losses on the sale of U.S. Treasury securities and losses incurred on foreclosed properties.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Investment securities (including Consolidated SLST)	$(63,819)	$89,768	$(153,587)
Residential loans	(20,060)	30,356	(50,416)
Mezzanine Lending investments accounted for as loans	(4)	410	(414)
MSRs	(903)	(706)	(197)
CDOs and corporate debt at fair value	22,218	(1,625)	23,843
Total unrealized (losses) gains, net	$(62,568)	$118,203	$(180,771)
We recognized net unrealized losses in 2026 primarily driven by increases in interest rates and wider Agency and credit spreads, which reduced the fair value of our investment securities and residential loans. These impacts were partially offset by unrealized gains on CDOs and corporate debt, also reflecting the effects of increases in interest rates.

We recognized net unrealized gains in 2025 primarily due to a decrease in interest rates, which impacted the pricing of our investment securities and residential loans.

Gains (Losses) on Derivative Instruments, Net

The following table presents the components of gains (losses) on derivative investments, net for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Unrealized gains (losses) on derivative instruments	$49,219	$(71,278)	$120,497
Realized gains on derivative instruments	38,595	24,476	14,119
Total gains (losses) on derivative instruments, net	$87,814	$(46,802)	$134,616

We recognized unrealized gains on derivative instruments in 2026 primarily due to increases in interest rates, which resulted in higher valuations of our interest rate swaps, and an increase in the fair value of U.S. Treasury future positions entered into during the quarter. We also recognized net realized gains on contract terminations and net payments received on instruments in 2026, including realized gains of approximately $48.6 million on the settlement of commodity futures. We utilize, from time to time, commodity futures and other derivative instruments to manage broader market, geopolitical, interest rate or credit-related risks. We had no outstanding commodity future positions as of March 31, 2026.

Net losses on derivative instruments in 2025 were primarily due to decreases in interest rates which resulted in lower valuations of our interest rate swaps. This was partially offset by gains realized on contract terminations and net payments received on instruments in 2025.

Mortgage Banking Activities, Net

The following table presents the components of mortgage banking activities, net for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Residential loan origination and other fees	$6,114	$—	$6,114
Gains on residential loans held for sale, net	9,216	—	9,216
Mortgage banking activities, net	$15,330	$—	$15,330

The increase in mortgage banking activities during the period reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

Income from Equity Investments

The following table presents the components of income from equity investments for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Preferred return on Mezzanine Lending investments accounted for as equity	$767	$2,207	$(1,440)
Unrealized (losses) gains, net on Mezzanine Lending investments accounted for as equity	(46)	689	(735)
Loss from unconsolidated joint venture equity investments in multi-family properties	—	(227)	227
Income from investment in Constructive	—	920	(920)
Total income from equity investments	$721	$3,589	$(2,868)

The decrease in income from equity investments in 2026 was primarily due to (1) a reduction in our share of income from our equity investment in Constructive, following its consolidation in our financial statements in the third quarter of 2025 and (2) lower preferred return and unrealized gain (loss) activity on Mezzanine Lending investments accounted for as equity as a result of redemptions that have occurred since March 31, 2025.

Impairment of Real Estate

The following table presents impairment of real estate for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Impairment of real estate	$(2,231)	$(3,905)	$1,674

The decrease in impairment of real estate recognized in 2026 can primarily be attributed to a reduced real estate portfolio subject to impairment due to the continued sale of multi-family real estate assets in 2025 and 2026. The decrease was partially offset by an increase in impairment losses recognized on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Other Income

The following table presents the components of other income for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Servicing fee income	$2,109	$1,979	$130
Gain (loss) on sale of real estate	51,789	(45)	51,834
Loss on extinguishment of debt	(985)	—	(985)
Miscellaneous	(352)	33	(385)
Total other income	$52,561	$1,967	$50,594

The increase in other income in 2026 was driven by the sale of a multi-family property in our cross-collateralized mezzanine lending investment for approximately $130.7 million, resulting in an approximately $52.3 million gain on sale of real estate, of which approximately $13.8 million was attributable to the Company's common stockholders.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, loan origination costs and financing transaction costs for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$18,179	$9,070	$9,109
Professional fees	1,841	1,188	653
Technology and software	1,646	737	909
Other	2,821	1,419	1,402
Total general and administrative expenses	$24,487	$12,414	$12,073

The increase in general and administrative expenses during the period reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change
Portfolio operating expenses	$6,137	$7,206	$(1,069)

Portfolio operating expenses declined in the period due to continued business purpose bridge loan portfolio runoff.

	For the Three Months Ended March 31,
	2026	2025	$ Change
Loan origination costs	$4,025	$—	$4,025

The increase in loan origination costs during the period reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change
Financing Transaction Costs
Securitization transaction costs	$1,947	$2,283	$(336)
Senior unsecured notes transaction costs	3,435	3,199	236
Total financing transaction costs	$5,382	$5,482	$(100)

In 2026 and 2025, we recognized financing transaction costs related to residential loan securitizations and the issuance of senior unsecured notes that were expensed as incurred as a result of the fair value option election.

Segment Information

As a result of the acquisition of the outstanding 50% ownership interest in Constructive that was not previously owned by the Company on July 15, 2025, the Company currently operates in two reportable segments: (i) investment portfolio and (ii) Constructive.

The following tables present summarized financial information by reportable segment for the three months ended March 31, 2026, which in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended March 31, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$57,259	$509	$(9,357)	$48,411
Total net loss from real estate	(2,602)	—	—	(2,602)
Total other income	6,477	15,769	58,701	80,947
Total general, administrative and operating expenses	14,034	15,621	10,376	40,031
Income from operations before income taxes	47,100	657	38,968	86,725
Income tax expense	15	—	144	159
Net income	47,085	657	38,824	86,566
Net income attributable to non-controlling interests	(37,965)	—	—	(37,965)
Net income attributable to Company	9,120	657	38,824	48,601
Preferred stock dividends	—	—	(11,704)	(11,704)
Net income attributable to Company's common stockholders	$9,120	$657	$27,120	$36,897

For more information regarding segment reporting, please see Note 24 to our condensed consolidated financial statements included in this report.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three months ended March 31, 2026 (amounts in thousands, except per share data):

	For the Three Months Ended March 31, 2026
	Amount	Shares	Per Share (1)
Beginning Balance	$867,280	90,304	$9.60
Common stock issuance, net (2)	175	170
Common stock repurchases	(5,005)	(613)
Balance after share activity	862,450	89,861	9.60
Adjustment of redeemable non-controlling interest to estimated redemption value	18,918		0.21
Dividends and dividend equivalents declared	(21,446)		(0.24)
Net income attributable to Company's common stockholders	36,897		0.41
Ending Balance	$896,819	89,861	$9.98

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2026 are 89,861,108.
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

Adjusted Net Interest Income (Loss) and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investments, such as residential loans, residential loans held for sale, investment securities and Mezzanine Lending investments, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income (loss) and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing, including our hedging costs, and the interest rate that our investments bear. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income (loss) as such factors will be amortized over the expected term of such investments.

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

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include both the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings and dollar roll income associated with TBAs, which are included in gains (losses) on derivative instruments, net in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy. We include TBA dollar roll income as it represents the economic equivalent of net interest income on the underlying Agency RMBS over the TBA dollar roll period (interest income less implied financing cost).

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three months ended March 31, 2026 and 2025, respectively (dollar amounts in thousands):
Three Months Ended March 31, 2026

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$94,242	$62,337	$1,654	$2,999	$161,232
Adjusted Interest Expense (1)	(58,977)	(42,075)	—	(12,014)	(113,066)
Adjusted Net Interest Income (Loss) (1)	$35,265	$20,262	$1,654	$(9,015)	$48,166

Average Interest Earning Assets (3)	$6,648,680	$3,620,780	$55,263	$262,680	$10,587,403
Average Interest Bearing Liabilities (4)	$5,991,016	$3,225,961	$—	$675,849	$9,892,826

Yield on Average Interest Earning Assets (1) (5)	5.67%	6.89%	11.97%	4.57%	6.09%
Average Financing Cost (1) (6)	(3.99)%	(5.29)%	—	(7.21)%	(4.64)%
Net Interest Spread (1) (7)	1.68%	1.60%	11.97%	(2.64)%	1.45%

Three Months Ended March 31, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$55,668	$60,302	$2,605	$4,195	$122,770
Adjusted Interest Expense (1)	(36,187)	(41,086)	—	(9,287)	(86,560)
Adjusted Net Interest Income (Loss) (1)	$19,481	$19,216	$2,605	$(5,092)	$36,210

Average Interest Earning Assets (3)	$3,782,796	$3,303,600	$86,415	$418,681	$7,591,492
Average Interest Bearing Liabilities (4)	$3,356,229	$2,787,285	$—	$671,656	$6,815,170

Yield on Average Interest Earning Assets (1) (5)	5.89%	7.30%	12.06%	4.01%	6.47%
Average Financing Cost (1) (6)	(4.37)%	(5.98)%	—	(5.61)%	(5.15)%
Net Interest Spread (1) (7)	1.52%	1.32%	12.06%	(1.60)%	1.32%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, residential loans held for sale, multi-family loans and investment securities, to the extent applicable, and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.

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

For the three-month period, adjusted interest income increased by approximately $38.5 million, primarily driven by growth in our interest earning assets that reflects increased investment in Agency RMBS and residential loans. Yields on average interest earning assets fell in 2026, as the portfolio transitioned away from higher-yielding business purpose bridge loans toward lower-yielding Agency RMBS and business purpose rental loans.

Adjusted interest expense increased for the three-month period by approximately $26.5 million as a result of increased financing obtained to fund investing activity through repurchase agreements, warehouse facilities and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased for the three-month period primarily due to improved financing terms and base interest rate movements since March 2025.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three months ended March 31, 2026 and 2025, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026					2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$93,955	$73,457	$1,654	$2,999	$172,065	$55,668	$67,266	$2,605	$4,195	$129,734
GAAP interest expense	(58,596)	(53,206)	—	(11,852)	(123,654)	(38,367)	(48,308)	—	(9,961)	(96,636)
GAAP total net interest income (loss)	$35,359	$20,251	$1,654	$(8,853)	$48,411	$17,301	$18,958	$2,605	$(5,766)	$33,098

GAAP interest income	$93,955	$73,457	$1,654	$2,999	$172,065	$55,668	$67,266	$2,605	$4,195	$129,734
Adjusted for:
Consolidated SLST CDO interest expense	—	(11,120)	—	—	(11,120)	—	(6,964)	—	—	(6,964)
TBA dollar roll income	287	—	—	—	287	—	—	—	—	—
Adjusted interest income	$94,242	$62,337	$1,654	$2,999	$161,232	$55,668	$60,302	$2,605	$4,195	$122,770

GAAP interest expense	$(58,596)	$(53,206)	$—	$(11,852)	$(123,654)	$(38,367)	$(48,308)	$—	$(9,961)	$(96,636)
Adjusted for:
Consolidated SLST CDO interest expense	—	11,120	—	—	11,120	—	6,964	—	—	6,964
Net interest component of interest rate swaps	(381)	11	—	(162)	(532)	2,180	258	—	674	3,112
Adjusted interest expense	$(58,977)	$(42,075)	$—	$(12,014)	$(113,066)	$(36,187)	$(41,086)	$—	$(9,287)	$(86,560)

Adjusted net interest income (loss) (1)	$35,265	$20,262	$1,654	$(9,015)	$48,166	$19,481	$19,216	$2,605	$(5,092)	$36,210

(1)Adjusted net interest income (loss) is calculated by subtracting adjusted interest expense from adjusted interest income.

Earnings Available for Distribution

Earnings available for distribution attributable to Company's common stockholders ("EAD") (and by calculation, EAD per common share) is a supplemental non-GAAP financial measure comparable to GAAP net income attributable to Company's common stockholders. EAD is defined as GAAP net income attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses) on our investment portfolio, (b) gains (losses) on derivative instruments (excluding the net interest component of interest rate swaps and TBA dollar roll income), (c) impairment of real estate, (d) other non-recurring gains (losses), (e) depreciation of operating real estate, (f) non-cash expenses, (g) financing transaction costs, (h) non-recurring restructuring and transaction expenses, (i) the income tax effect of non-EAD income (loss) items and (j) EAD adjustments attributable to non-controlling interests.

We believe EAD provides management, analysts and investors with additional details regarding our underlying operating results and investment trends by excluding certain unrealized, non-cash or non-recurring components of GAAP net income in order to provide additional transparency into our operating performance. In addition, EAD serves as a useful indicator for investors in evaluating our performance and facilitates comparisons to industry peers and period to period. EAD should not be utilized in isolation, nor should it be considered as a substitute for or superior to GAAP net income attributable to Company's common stockholders or GAAP net income attributable to Company's common stockholders per basic share. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. We may add additional reconciling items to our EAD calculation as appropriate.

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

A reconciliation of GAAP net income attributable to Company's common stockholders to EAD for the three months ended March 31, 2026 and 2025, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
GAAP net income attributable to Company's common stockholders	$36,897	$30,285
Adjustments:
Realized losses, net	10,680	41,100
Unrealized losses (gains), net	62,568	(118,203)
(Gains) losses on derivative instruments, net (1)	(88,059)	49,914
Unrealized losses, net on equity investments (2)	46	1,098
Impairment of real estate	2,231	3,905
Other gains (3)	(50,266)	(775)
Depreciation of operating real estate	4,623	5,895
Non-cash expenses (4)	3,157	2,199
Financing transaction costs	5,382	5,482
Restructuring and transaction expenses (5)	—	835
Income tax effect of adjustments	4	486
EAD adjustments attributable to non-controlling interests	39,160	(4,027)
Earnings available for distribution attributable to Company's common stockholders	$26,423	$18,194

Weighted average shares outstanding - basic	90,353	90,583
GAAP net income attributable to Company's common stockholders per common share - basic	$0.41	$0.33
EAD per common share - basic	$0.29	$0.20

(1)Excludes net interest expense of interest rate swaps of approximately $0.5 million for the three months ended March 31, 2026 and net interest benefit of interest rate swaps of approximately $3.1 million for the three months ended March 31, 2025. Also excludes TBA dollar roll income of approximately $0.3 million for the three months ended March 31, 2026.
(2)Included in income from equity investments on the Company's condensed consolidated statements of operations.
(3)Primarily includes non-recurring items such as gains (losses) on sales of real estate, gains (losses) on extinguishment of debt, Mezzanine Lending premiums resulting from early redemption, property loss insurance proceeds and provision for uncollectible receivables.
(4)Includes stock based compensation and intangible asset amortization.
(5)Includes non-recurring expenses such as restructuring expenses and other non-recurring transaction expenses.

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

Additionally, in connection with third party ownership of certain of the non-controlling interests in an entity in which we maintain our cross-collateralized mezzanine lending investment, we record redeemable non-controlling interests as mezzanine equity on our condensed consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by the entity in which we maintain our cross-collateralized mezzanine lending investment. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our condensed consolidated financial statements, the cumulative adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the cumulative adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to these real estate assets and reflects our cross-collateralized mezzanine lending investment at its undepreciated basis.

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our condensed consolidated financial statements. However, unlike our use of the fair value option for these assets, certain CDOs issued by our residential loan securitizations, certain senior unsecured notes and subordinated debentures that finance our investments are, or were, carried at amortized cost in our condensed consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a useful measure for investors and us as it provides a consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of March 31, 2026 and December 31, 2025, respectively, is presented below (amounts in thousands, except per share data):

	March 31, 2026	December 31, 2025
Company's stockholders' equity	$1,456,461	$1,426,922
Preferred stock liquidation preference	(559,642)	(559,642)
GAAP book value	896,819	867,280
Add:
Cumulative depreciation expense on real estate (1)	24,751	26,864
Cumulative amortization of lease intangibles related to real estate (1)	3,794	4,106
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	23,304	42,222
Adjustment of amortized cost liabilities to fair value	22,257	19,202
Adjusted book value	$970,925	$959,674

Common shares outstanding	89,861	90,304
GAAP book value per common share (2)	$9.98	$9.60
Adjusted book value per common share (3)	$10.80	$10.63

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. There have been no material changes to our critical accounting estimates as previously described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our critical accounting estimates and the possible effects of changes in estimates on our consolidated financial statements, please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

As of March 31, 2026, we had approximately $12.8 billion of total assets. Included in this amount is approximately $1.1 billion of assets held in Consolidated SLST and $391.7 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2025, we had approximately $12.6 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $456.4 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Investing Activity” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Investment Securities

At March 31, 2026, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include TBAs and first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2026, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of March 31, 2026 as compared to December 31, 2025 is primarily due to purchases of Agency RMBS, U.S. Treasury securities and non-Agency RMBS, partially offset by principal paydowns of Agency RMBS during the period and a decrease in the fair value of a majority of our investment securities.

The following tables summarize our investment securities portfolio as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”) and TBAs
Agency RMBS and TBAs
Fixed rate	$6,365,550	$6,346,238	$66,972	$(6,478)	$6,406,732	5.49%	5.53%
Adjustable rate	109,583	108,026	2,759	—	110,785	5.41%	5.53%
IO	1,614,196	121,461	2,381	(11,382)	112,460	2.20%	10.09%
TBAs (3)	150,000	149,413	—	(1,523)	147,890	5.00%	—
Total Agency RMBS and TBAs	8,239,329	6,725,138	72,112	(19,383)	6,777,867	4.87%	5.61%
Non-Agency RMBS
Senior	8,100	8,100	—	—	8,100	5.49%	5.49%
Subordinated	8,509	7,934	—	(2,307)	5,627	5.00%	5.79%
IO	302,939	11,566	4,867	—	16,433	1.39%	28.85%
Total Non-Agency RMBS	319,548	27,600	4,867	(2,307)	30,160	1.52%	17.84%
U.S. Treasury securities	304,917	305,203	621	(5,648)	300,176	4.60%	4.57%
Total - AFS and TBAs	$8,863,794	$7,057,941	$77,600	$(27,338)	$7,108,203	4.74%	5.61%
Consolidated SLST
Non-Agency RMBS
Subordinated	$245,134	$175,446	$2,026	$(41,317)	$136,155	4.87%	5.57%
IO	118,516	10,725	—	(186)	10,539	3.50%	9.99%
Total Non-Agency RMBS	363,650	186,171	2,026	(41,503)	146,694	4.42%	5.84%
Total - Consolidated SLST	$363,650	$186,171	$2,026	$(41,503)	$146,694	4.42%	5.84%
Total Investment Securities	$9,227,444	$7,244,112	$79,626	$(68,841)	$7,254,897	4.73%	5.62%

	December 31, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$6,330,554	$6,300,852	$124,348	$(700)	$6,424,500	5.57%	5.63%
Adjustable rate	116,025	114,427	3,662	—	118,089	5.43%	5.53%
IO	1,425,469	105,495	61	(14,669)	90,887	1.67%	12.07%
Total Agency RMBS	7,872,048	6,520,774	128,071	(15,369)	6,633,476	4.77%	5.75%
Non-Agency RMBS
Senior	2,500	2,500	56	—	2,556	8.72%	8.72%
Subordinated	8,509	7,925	10	(2,312)	5,623	4.79%	5.59%
IO	308,989	11,778	5,635	—	17,413	1.52%	28.86%
Total Non-Agency RMBS	319,998	22,203	5,701	(2,312)	25,592	1.65%	19.03%
U.S. Treasury securities	245,309	246,298	1,652	(2,237)	245,713	4.63%	4.62%
Total - AFS	$8,437,355	$6,789,275	$135,424	$(19,918)	$6,904,781	4.61%	5.78%
Consolidated SLST
Non-Agency RMBS
Subordinated	$248,588	$179,415	$2,429	$(41,549)	$140,295	4.80%	6.67%
IO	120,487	11,488	—	(262)	11,226	3.50%	9.19%
Total Non-Agency RMBS	369,075	190,903	2,429	(41,811)	151,521	4.36%	6.84%
Total - Consolidated SLST	$369,075	$190,903	$2,429	$(41,811)	$151,521	4.36%	6.84%
Total Investment Securities	$8,806,430	$6,980,178	$137,853	$(61,729)	$7,056,302	4.60%	5.82%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods and excludes TBAs.
(3)TBAs are recorded as derivative instruments in the accompanying condensed consolidated financial statements. As of March 31, 2026, our TBAs had a net carrying value of $1.5 million reported in other liabilities on the accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or amortized cost).

The following tables summarize certain characteristics of our Agency RMBS portfolio, inclusive of TBAs, as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026
			Weighted Average
	Current Par Value	Fair Value	CPR (1) (2)	Loan Age (Months) (2)
Agency RMBS and TBAs
30-Year Fixed rate
4.5%	$48,866	$47,356	6.4%	33
5.0%	1,710,328	1,690,930	6.8%	16
5.5%	3,131,329	3,155,774	15.7%	22
6.0%	1,242,300	1,270,504	18.2%	25
6.5%	232,727	242,168	26.8%	36
TBAs 5.0%	150,000	147,890	—	—
Total 30-Year Fixed rate	6,515,550	6,554,622	14.2%	22
Adjustable rate	109,583	110,785	19.1%	35
IO	1,614,196	112,460	16.3%	21
Total Agency RMBS and TBAs	$8,239,329	$6,777,867	14.3%	22

	December 31, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$49,917	$48,850	3.9%	30
5.0%	1,747,765	1,746,572	5.6%	13
5.5%	3,286,803	3,342,270	14.5%	19
6.0%	993,027	1,022,374	26.2%	27
6.5%	253,042	264,434	28.6%	33
Total 30-Year Fixed rate	6,330,554	6,424,500	14.4%	19
Adjustable rate	116,025	118,089	12.8%	32
IO	1,425,469	90,887	20.4%	22
Total Agency RMBS	$7,872,048	$6,633,476	14.5%	19

(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.
(2)Excludes TBAs as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

As of March 31, 2026 and December 31, 2025, investment securities with a fair value of $6.5 billion and $6.4 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of March 31, 2026 and December 31, 2025, Agency RMBS with a fair value of $63.1 million and $68.5 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of March 31, 2026 and December 31, 2025, Consolidated SLST subordinated bonds with a fair value of $121.2 million and $121.7 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of March 31, 2026, the Company had $6.2 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of March 31, 2026, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of March 31, 2026, the weighted average interest rate for repurchase agreements secured by investment securities was 3.82%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2026	$6,269,033	$6,214,069	$6,387,099

December 31, 2025	6,126,602	6,154,086	6,154,086
September 30, 2025	5,768,898	6,100,691	6,198,269
June 30, 2025	4,512,106	4,602,078	4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

TBA Dollar Rolls

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. We include the cost basis of outstanding TBAs in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. As of March 31, 2026, the Company had outstanding TBA forward contracts with a cost basis of $149.4 million.

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

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
March 31, 2026	$63,901	$63,702	7.38%	2064
December 31, 2025	65,331	65,276	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of March 31, 2026, CDOs with an aggregate outstanding face amount of $63.9 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 16). For the three months ended March 31, 2026 and 2025, the Company recognized $143.7 thousand in net unrealized gains and $120.1 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

Residential Loans

The following table presents the Company’s residential loans, which include acquired and originated residential loans held in the Company's investment portfolio, residential loans held in Consolidated SLST and originated residential loans held for sale as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Acquired and originated residential loans	$3,359,960	$3,192,498
Consolidated SLST	1,138,067	1,165,677
Originated residential loans held for sale	121,607	80,707
Total	$4,619,634	$4,438,882

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

The following tables detail our acquired and originated residential loans by strategy at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	9,538	$1,879,964	$1,921,970	748	71%	7.02%
Business purpose bridge loan strategy	1,428	671,066	651,671	742	66%	10.31%
Performing residential loan strategy	2,352	534,842	473,487	727	52%	4.28%
Re-performing residential loan strategy	2,608	325,112	312,832	657	46%	5.14%
Total	15,926	$3,410,984	$3,359,960

	December 31, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	7,768	$1,529,273	$1,569,595	748	71%	7.05%
Business purpose bridge loan strategy	1,705	827,810	815,625	740	65%	10.32%
Performing residential loan strategy	2,377	543,278	484,946	744	52%	4.25%
Re-performing residential loan strategy	2,642	331,969	322,332	659	46%	5.14%
Total	14,492	$3,232,330	$3,192,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired and Originated Residential Loans:

Loan to Value at Purchase (1)	March 31, 2026	December 31, 2025
50% or less	7.1%	7.4%
>50% - 60%	8.1%	8.3%
>60% - 70%	22.4%	21.7%
>70% - 80%	48.6%	46.7%
>80% - 90%	8.1%	9.6%
>90% - 100%	3.2%	3.7%
>100%	2.5%	2.6%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2026	December 31, 2025
550 or less	3.2%	3.5%
551 to 600	3.1%	3.3%
601 to 650	3.7%	4.0%
651 to 700	12.8%	13.2%
701 to 750	30.8%	31.1%
751 to 800	38.0%	36.6%
801 and over	8.4%	8.3%
Total	100.0%	100.0%

Current Coupon	March 31, 2026	December 31, 2025
3.00% or less	4.0%	4.3%
3.01% - 4.00%	8.4%	9.1%
4.01% - 5.00%	10.3%	11.0%
5.01% - 6.00%	5.4%	5.0%
6.01% - 7.00%	20.6%	15.3%
7.01% - 8.00%	24.3%	22.2%
8.01% and over	27.0%	33.1%
Total	100.0%	100.0%

Delinquency Status	March 31, 2026	December 31, 2025
Current	94.8%	95.0%
31 – 60 days	0.7%	0.9%
61 – 90 days	0.5%	0.5%
90+ days	4.0%	3.6%
Total	100.0%	100.0%

Origination Year	March 31, 2026	December 31, 2025
2007 or earlier	8.7%	9.3%
2008 - 2019	5.9%	6.4%
2020 - 2023	20.3%	22.6%
2024	18.5%	22.2%
2025	37.2%	39.5%
2026	9.4%	—
Total	100.0%	100.0%

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). The Company purchased approximately $150.7 million of residential loans from Constructive during the three months ended March 31, 2025.

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

Our investment in Consolidated SLST as of March 31, 2026 and December 31, 2025 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $146.7 million and $151.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section above.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2026	December 31, 2025
Current fair value	$1,138,067	$1,165,677
Current unpaid principal balance	$1,286,462	$1,307,770
Number of loans	8,521	8,641
Current average loan size	$150,976	$151,345
Weighted average original loan term (in months) at purchase	346	346
Weighted average LTV at purchase	66%	66%
Weighted average credit score at purchase	782	787

Current Coupon:
3.00% or less	6.7%	6.8%
3.01% – 4.00%	36.2%	36.1%
4.01% – 5.00%	38.9%	38.9%
5.01% – 6.00%	10.7%	10.7%
6.01% and over	7.5%	7.5%

Delinquency Status:
Current	69.8%	68.4%
31 - 60	13.4%	15.3%
61 - 90	6.3%	6.0%
90+	10.5%	10.3%

Origination Year:
2005 or earlier	23.8%	23.9%
2006	12.5%	12.5%
2007	18.6%	18.6%
2008 or later	45.1%	45.0%

Geographic state concentration (greater than 5.0%):
California	11.3%	11.2%
New York	10.8%	10.7%
Florida	8.6%	8.6%
Illinois	7.4%	7.4%
New Jersey	6.2%	6.3%

Originated Residential Loans Held for Sale

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market.

The following table details the loan characteristics of our residential loans held for sale as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2026	December 31, 2025
Current fair value	$121,607	$80,707
Current unpaid principal balance	$118,868	$78,915
Number of loans	581	356
Current average loan size	$204,609	$221,714
Weighted average FICO	753	757
Weighted average LTV	73%	73%
Weighted average coupon	6.8%	7.1%

The following tables include additional information on residential loans originated during the three months ended March 31, 2026 (dollar amounts in thousands):

Originations by Channel	Unpaid Principal	%
Wholesale	$354,944	88.6%
Retail	45,866	11.4%
Total	$400,810	100.0%

Originations by Strategy	Unpaid Principal	%
Business purpose rental loan strategy	$376,975	94.1%
Business purpose bridge loan strategy	23,835	5.9%
Total	$400,810	100.0%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements and Warehouse Facilities

As of March 31, 2026, the Company had repurchase agreements or warehouse facilities with eight third-party financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. As of March 31, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and warehouse facilities and associated assets pledged as collateral at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2026	$3,425,000	$804,986	$(38)	$804,948	$970,125	5.74%	5.01
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $734.3 million, residential loans held for sale with an aggregate carrying value of $119.8 million and single-family rental properties with a net carrying value of $116.1 million as of March 31, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
(3)The Company expects to roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2026	$725,688	$804,986	$804,986

December 31, 2025	513,152	599,392	599,392
September 30, 2025	514,353	380,692	614,683
June 30, 2025	310,977	305,440	329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $148.0 million and $268.6 million, respectively, as of March 31, 2026. As of December 31, 2025, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $152.9 million and $284.0 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$1,037,455	$983,717	3.29%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,106,560	$2,068,484	5.09%	2039 - 2069
Residential loan securitizations at amortized cost, net	$353,108	$353,041	3.75%	2035 - 2061

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,103,164	$2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	$363,712	$363,645	3.74%	2035 - 2061

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of March 31, 2026, CDOs with an aggregate outstanding face amount of $1.8 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00% or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three months ended March 31, 2026 and 2025, the Company recognized $10.9 million in net unrealized gains and $4.6 million in net unrealized losses, respectively, on residential loan securitizations at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

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

The Company has reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 3.1% of the total investment amount of the Mezzanine Lending portfolio. The Company has also ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 25.2% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	12	$79,378	$95,136	12.57%	4.3
Preferred equity investment in Consolidated VIE (4)	1	13,973	13,996	13.70%	5.8
Total	13	$93,351	$109,132	12.72%	4.5

	December 31, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	12	$80,187	$95,903	12.59%	4.6
Preferred equity investment in Consolidated VIE (4)	1	17,344	17,368	13.86%	6.0
Total	13	$97,531	$113,271	12.79%	4.8
(1)Preferred equity investments in the amounts of $55.9 million and $55.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Preferred equity investments in the amounts of $23.5 million and $24.7 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$353	$284
Real estate, net	53,116	53,420
Other assets	3,326	4,030
Total assets	56,795	57,734

Mortgage payable on real estate, net	45,134	45,131
Other liabilities	1,307	1,962
Total liabilities	46,441	47,093

Non-controlling interest in Consolidated VIE	(3,619)	(6,703)
Preferred equity investment in Consolidated VIE	$13,973	$17,344

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$48,464	44.4%	12.25%	84%	1.11x
Arizona	1	13,461	12.3%	14.00%	77%	1.35x
South Dakota	1	11,643	10.7%	15.00%	87%	1.70x
Florida	1	11,155	10.2%	11.00%	85%	1.02x
South Carolina	1	10,497	9.6%	13.00%	77%	1.08x
Arkansas	1	5,482	5.0%	13.50%	77%	1.88x
Other	2	8,430	7.8%	11.60%	81%	1.36x
Total	13	$109,132	100.0%	12.72%	82%	1.26x

	December 31, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,536	45.5%	12.40%	84%	1.10x
Arizona	1	15,031	13.3%	14.00%	80%	1.49x
South Dakota	1	11,451	10.1%	15.00%	86%	1.54x
Florida	1	11,022	9.7%	11.00%	85%	1.00x
South Carolina	1	10,319	9.1%	13.00%	77%	1.19x
Other	3	13,912	12.3%	12.35%	79%	1.51x
Total	13	$113,271	100.0%	12.79%	83%	1.24x

(1)Represents the weighted average LTV utilizing combined senior loan and Mezzanine Lending investment and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.

Equity Investments in Multi-Family Entities

The Company owns, or owned, a cross-collateralized mezzanine lending and joint venture equity investments in entities that own multi-family properties. The Company determined that these entities are VIEs and that the Company is or was the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are, or were, the primary beneficiary, including their assets, liabilities, income and expenses, in our condensed consolidated financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. Our investments also may allow us to participate in allocation of excess cash upon sale of the multi-family real estate assets.

The Company repositioned its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. The Company completed its disposition of the real property held by its joint venture equity investments in multi-family properties during the year ended December 31, 2025 (see Note 8 for additional information).

A reconciliation of our net equity investments in consolidated multi-family properties, including our preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,914	$3,853
Real estate, net	344,507	424,655
Other assets	43,306	27,923
Total assets	$391,727	$456,431

Mortgages payable on real estate, net (1)	$276,032	$332,131
Other liabilities	4,852	9,655
Total liabilities	$280,884	$341,786

Redeemable non-controlling interest in Consolidated VIEs	$4,078	$3,016
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(23,304)	(42,222)
Non-controlling interest in Consolidated VIEs	(2,847)	374
Net equity investment	$132,916	$153,477
Less: Net equity in preferred equity investment in Consolidated VIE (2)	(13,973)	(17,344)
Net equity investment in Consolidated Real Estate VIEs	$118,943	$136,133
(1)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(2)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Cross-Collateralized Mezzanine Lending Investment

As of March 31, 2026, the Company's net equity investment in consolidated multi-family properties primarily consists of one cross-collateralized mezzanine lending investment in the amount of $118.8 million. The entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $4.1 million as of March 31, 2026.

Property Data for Cross-Collateralized Mezzanine Lending Investment

The following table provides summary information regarding the multi-family properties underlying our cross-collateralized mezzanine lending investment as of March 31, 2026.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	91.6%	324	$1,489	83.0%
Dallas, TX	1	89.0%	252	1,429	87.1%
Houston, TX	1	89.8%	192	1,382	79.0%
Little Rock, AR	1	97.1%	202	1,400	90.5%
Louisville, KY	1	89.2%	300	1,518	77.1%
Montgomery, AL	1	95.4%	252	1,132	86.6%
San Antonio, TX	2	90.3%	684	1,203	82.0%
Total Count/Average	8	91.4%	2,206	$1,338	82.9%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative instruments in connection with its risk management activities to manage exposure to changes in interest rates, market values, credit performance and broader geopolitical and market conditions affecting our assets and liabilities. The Company elected not to apply hedge accounting for its derivative instruments. Accordingly, all derivatives are recognized at fair value on the condensed consolidated financial statements, and changes in fair value are recorded in current period earnings. Derivative instruments used by the Company may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury and commodity futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also invest in other types of mortgage derivative securities. Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period.
The Company primarily uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate the Company pays or receives under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements. The Company also utilizes U.S. Treasury futures to manage exposure to changes in interest rate risk. U.S. Treasury future contracts obligate the Company to sell or buy U.S. Treasury securities for future delivery.
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

The Company may, from time to time, use other types of derivatives instruments such as commodity futures and options contracts to manage broader geopolitical and market risk. Commodity futures contracts obligate the Company to sell or buy a specific quantity of the commodity at a predetermined price for future delivery. The Company has also purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.
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

Debt

The Company's debt as of March 31, 2026 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

The following table presents a summary of the Senior Unsecured Notes as of March 31, 2026 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate	Maturity Date	Optional Redemption Date
2031 Senior Notes at fair value	$90,000	$87,566	9.250%	April 1, 2031	April 1, 2028
9.875% 2030 Senior Notes at fair value	115,000	113,744	9.875%	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	82,500	79,814	9.125%	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	60,000	58,524	9.125%	July 1, 2029	July 1, 2026
Total Senior Unsecured Notes	$347,500	$339,648

Subordinated Debentures

As of March 31, 2026, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 7.79% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at March 31, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,585	$148,585
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	180,453	180,453
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,792	139,792
7.000% Series G Cumulative Redeemable Preferred Stock	71,642	71,642
Common stock	899	903
Additional paid-in capital	2,308,286	2,294,194
Accumulated deficit	(1,393,196)	(1,408,647)
Company's stockholders' equity	$1,456,461	$1,426,922

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending March 31, 2027) and long-term (beyond March 31, 2027) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement or warehouse facility financing. Beginning in 2023 and through the three months ended March 31, 2026, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of March 31, 2026, the Company’s portfolio recourse leverage ratio of 4.9x remains within our target range. As of March 31, 2026, 70% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 59% of that debt collateralized by Agency RMBS, 8% collateralized by residential credit assets and 3% collateralized by U.S. Treasury securities. The remaining 30% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector. We focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At March 31, 2026, we had $199.0 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin), $471.8 million of unencumbered investment securities (including the securities we own in Consolidated SLST) and $42.7 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Three Months Ended March 31, 2026

During the three months ended March 31, 2026, net cash, cash equivalents and restricted cash increased by $23.0 million.

Cash Flows Used in Operating Activities

We used net cash flows in operating activities totaling $16.7 million during the three months ended March 31, 2026. Our cash flow used in operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate). Cash flows used in operating activities were significantly impacted by Constructive's residential loan origination and sale activity during the period. Excluding net cash flows for originations and proceeds from sales and repayments of residential loans held for sale, cash flows from operating activities were positive $14.9 million for the three months ended March 31, 2026.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2026, our net cash flows used in investing activities were $67.0 million, primarily as a result of purchases of investment securities and purchases and originations of residential loans held in our investment portfolio. This was partially offset by principal repayments received on residential loans and investment securities, net proceeds from the sale of residential loans and real estate, net variation margin received for derivative instruments, net payments received from settlement of derivative instruments and return of capital from equity investments.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements, warehouse facilities or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received from residential loans, including residential loans held in Consolidated SLST, and principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities). Additionally, a significant portion of cash flows from the sale of real estate held in Consolidated VIEs, if any, were used to repay outstanding mortgages payable on real estate held in Consolidated VIEs.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, our net cash flows provided by financing activities were $106.7 million. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and warehouse facilities and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, repayment of senior unsecured notes, net distributions to non-controlling interests in Consolidated VIEs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of March 31, 2026, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At March 31, 2026, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties in our investment portfolio. Also as of March 31, 2026, Constructive had outstanding short-term warehouse facilities of less than one year on residential loans held for sale. The outstanding financing under certain of these repurchase agreements and warehouse facilities is secured by the underlying residential loans and other related collateral and is subject to margin or margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements and Warehouse Facilities" for further information. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default. The repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of March 31, 2026, we had an aggregate amount at risk under repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties of approximately $165.1 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements and warehouse facilities. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of March 31, 2026, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2026, we had $199.0 million included in cash and cash equivalents and $471.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of March 31, 2026 included $434.6 million of Agency RMBS, $36.0 million of non-Agency RMBS (including an IO security we own in Consolidated SLST) and $1.2 million of U.S. Treasury securities.

At March 31, 2026, we had $347.5 million in aggregate Senior Unsecured Notes outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Debt" for further details. No sinking fund is provided for Senior Unsecured Notes.

At March 31, 2026, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.4 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $63.7 million. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by Consolidated Real Estate VIEs are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of March 31, 2026, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 5.2 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of March 31, 2026, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement and warehouse facility financing and cost basis of outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 4.9 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. The Company issued the 2031 Senior Notes in an underwritten public offering during the three months ended March 31, 2026.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2026. As of March 31, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2027.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three months ended March 31, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share. As of March 31, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2027.

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

Commitment to Fund Business Purpose Loans

As of March 31, 2026, the Company had commitments to fund up to $133.2 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment. In addition, from time to time, Constructive makes short-term commitments to originate business purpose loans and such commitments totaled $101.7 million as of March 31, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2026.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent periodic reports filed with the SEC.

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

For example, we hold residential loans and RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements and warehouse facilities occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements and warehouse facilities, may react to interest rates before our residential loans or RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the residential loans or RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on residential loans and RMBS. During a declining interest rate environment, the prepayment of residential loans and RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of repurchase agreements to increase relative to the amount of residential loans and RMBS, possibly resulting in a decline in our net return on residential loans and RMBS, as replacement residential loans and RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, residential loans and RMBS may prepay more slowly than expected, requiring us to finance a higher amount of residential loans and RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on residential loans and RMBS. Accordingly, each of these scenarios can negatively impact our net interest income and adjusted net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of March 31, 2026 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(141,023)
+100	$(70,491)
-100	$70,495
-200	$141,011
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of March 31, 2026. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including residential loans, non-Agency RMBS, Mezzanine Lending and cross-collateralized mezzanine lending investments, due to borrower defaults or defaults by our operating partners in their payment obligations to us. In selecting credit sensitive assets, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to defaults.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2026 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our net assets as of March 31, 2026, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Percentage Change in Net Asset Fair Value (1)
(basis points)
+200	(2.14)%
+100	(1.65)%
Base	—
-100	0.47%
-200	0.86%
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the three months ended March 31, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share. As of March 31, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended March 31, 2026 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$188,180
February 1, 2026 - February 28, 2026	273,186	8.05	273,186	185,985
March 1, 2026 - March 31, 2026	339,278	8.27	339,278	183,181
Total	612,464	$8.17	612,464	$183,181

(1)On February 15, 2022, the Company’s Board of Directors approved a $200.0 million common stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s common stock, which was announced on February 17, 2022. On March 15, 2023, the Company’s Board of Directors approved an upsize of the common stock repurchase program to $246.0 million, which was announced on March 15, 2023. The common stock repurchase program was initially set to expire March 31, 2023. The Company's Board of Directors extended the common stock repurchase program's expiration by one year in each of February 2023, February 2024 and February 2025, all of which extensions were previously announced. On February 16, 2026, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2027. This extension was announced on February 18, 2026.

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

During the three months ended March 31, 2026, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of March 31, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

3.17
Articles of Amendment effecting the change of the name of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

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

4.8	Form of 9.125% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2024).

4.9
Third Supplemental Indenture, dated as of January 14, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

4.10
Form of 9.125% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

4.11	Fourth Supplemental Indenture, dated July 8, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

4.12	Form of 9.875% Senior Notes Due 2030 of the Company (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

4.13	Fifth Supplemental Indenture, dated January 13, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

4.14	Form of 9.250% Senior Notes Due 2031 of the Company (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1†
Form of 2026 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026).

10.2†
Form of 2026 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026).

10.3†
The Company’s 2026 Annual Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2026).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS TRUST, INC.

Date:	May 1, 2026	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2026	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)