Form 10-Q
period 2026-06-30
ADAMAS TRUST, INC.
filed 2026-07-31
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 24, 2026 was 89,879,786.

ADAMAS TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$6,983,403	$6,904,781
Residential loans, at fair value	4,781,435	4,358,175
Residential loans held for sale, at fair value	59,002	80,707
Multi-family loans, at fair value	45,079	55,476
Equity investments, at fair value	22,767	24,711
Cash and cash equivalents	212,307	210,333
Real estate, net	451,790	553,496
Goodwill	22,396	22,396
Other assets	385,719	428,772
Total Assets (1)	$12,963,898	$12,638,847
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements and warehouse facilities	$7,067,223	$6,753,417
Collateralized debt obligations ($3,240,220 at fair value and $341,636 at amortized cost, net as of June 30, 2026 and $3,148,157 at fair value and $363,645 at amortized cost, net as of December 31, 2025)	3,581,856	3,511,802
Senior unsecured notes ($347,537 at fair value as of June 30, 2026 and $260,852 at fair value and $99,585 at amortized cost, net as of December 31, 2025)	347,537	360,437
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	274,940	332,131
Other liabilities	175,343	205,623
Total liabilities (1)	11,491,899	11,208,410

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	2,529	3,016

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, 22,385,674 shares issued and outstanding ($559,642 aggregate liquidation preference)	540,472	540,472
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 89,879,786 and 90,303,863 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	899	903
Additional paid-in capital	2,306,071	2,294,194
Accumulated deficit	(1,374,979)	(1,408,647)
Company's stockholders' equity	1,472,463	1,426,922
Non-controlling interests	(2,993)	499
Total equity	1,469,470	1,427,421
Total Liabilities and Equity	$12,963,898	$12,638,847

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $4,343,904 and $4,367,560, respectively, and the liabilities of consolidated VIEs totaled $3,887,010 and $3,881,273, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NET INTEREST INCOME:
Interest income	$174,393	$140,901	$346,459	$270,636
Interest expense	124,184	104,454	247,838	201,091
Total net interest income	50,209	36,447	98,621	69,545

NET LOSS FROM REAL ESTATE:
Rental income	11,983	17,806	24,607	35,340
Other real estate income	2,033	2,832	3,977	5,953
Total income from real estate	14,016	20,638	28,584	41,293
Interest expense, mortgages payable on real estate	3,350	5,882	7,171	11,890
Depreciation expense	4,486	5,928	9,109	11,823
Other real estate expenses	8,469	11,842	17,195	22,829
Total expenses related to real estate	16,305	23,652	33,475	46,542
Total net loss from real estate	(2,289)	(3,014)	(4,891)	(5,249)

OTHER INCOME (LOSS):
Realized losses, net	(12,960)	(3,771)	(23,640)	(44,871)
Unrealized (losses) gains, net	(8,499)	24,614	(71,067)	142,818
Gains (losses) on derivative instruments, net	48,789	(26,966)	136,604	(73,768)
Mortgage banking activities, net	16,208	—	31,537	—
(Loss) income from equity investments	(231)	(1,428)	491	2,161
Impairment of real estate	(161)	(3,913)	(2,391)	(7,818)
Other income	2,012	2,200	54,572	4,167
Total other income (loss)	45,158	(9,264)	126,106	22,689

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	25,613	11,786	50,103	24,201
Portfolio operating expenses	6,427	7,354	12,565	14,560
Loan origination costs	4,847	—	8,872	—
Financing transaction costs	3,125	750	8,507	6,232
Total general, administrative and operating expenses	40,012	19,890	80,047	44,993

INCOME FROM OPERATIONS BEFORE INCOME TAXES	53,066	4,279	139,789	41,992
Income tax expense (benefit)	13	(161)	172	487

NET INCOME	53,053	4,440	139,617	41,505
Net loss (income) attributable to non-controlling interests	2,129	4,106	(35,836)	9,196
NET INCOME ATTRIBUTABLE TO COMPANY	55,182	8,546	103,781	50,701
Preferred stock dividends	(11,758)	(12,032)	(23,461)	(23,902)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$43,424	$(3,486)	$80,320	$26,799

Basic earnings (loss) per common share	$0.48	$(0.04)	$0.89	$0.30
Diluted earnings (loss) per common share	$0.47	$(0.04)	$0.87	$0.29
Weighted average shares outstanding-basic	89,979	90,324	90,165	90,453
Weighted average shares outstanding-diluted	92,348	90,324	92,202	91,222
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2026	89,861,108	$899	22,385,674	$540,472	$2,308,286	$(1,393,196)	$1,456,461	$(2,722)	$1,453,739
Net income (loss) ($(2,596) allocated to redeemable non-controlling interest)	—	—	—	—	—	55,182	55,182	467	55,649
Stock based compensation expense, net	18,678	—	—	—	2,706	—	2,706	—	2,706
Dividends declared on common stock	—	—	—	—	—	(24,268)	(24,268)	—	(24,268)
Dividends declared on preferred stock	—	—	—	—	—	(11,758)	(11,758)	—	(11,758)
Dividends attributable to dividend equivalents	—	—	—	—	—	(939)	(939)	—	(939)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(738)	(738)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(4,921)	—	(4,921)	—	(4,921)
Balance, June 30, 2026	89,879,786	$899	22,385,674	$540,472	$2,306,071	$(1,374,979)	$1,472,463	$(2,993)	$1,469,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, March 31, 2025	90,529,421	$905	22,164,414	$535,445	$2,284,569	$(1,418,973)	$1,401,946	$2,984	$1,404,930
Net income (loss) ($(4,099) allocated to redeemable non-controlling interest)	—	—	—	—	—	8,546	8,546	(7)	8,539
Preferred stock issuance, net	—	—	175,495	3,969	—	—	3,969	—	3,969
Common stock repurchases	(231,200)	(2)	—	—	(1,500)	—	(1,502)	—	(1,502)
Stock based compensation expense, net	15,763	—	—	—	2,467	—	2,467	—	2,467
Dividends declared on common stock	—	—	—	—	—	(18,063)	(18,063)	—	(18,063)
Dividends declared on preferred stock	—	—	—	—	—	(12,032)	(12,032)	—	(12,032)
Dividends attributable to dividend equivalents	—	—	—	—	—	(566)	(566)	—	(566)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(307)	(307)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(3,562)	—	(3,562)	—	(3,562)
Balance, June 30, 2025	90,313,984	$903	22,339,909	$539,414	$2,281,974	$(1,441,088)	$1,381,203	$2,670	$1,383,873
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2025	90,303,863	$903	22,385,674	$540,472	$2,294,194	$(1,408,647)	$1,426,922	$499	$1,427,421
Net income ($17,384 allocated to redeemable non-controlling interest)	—	—	—	—	—	103,781	103,781	18,452	122,233
Common stock repurchases	(612,464)	(6)	—	—	(4,999)	—	(5,005)	—	(5,005)
Stock based compensation expense, net	188,387	2	—	—	2,879	—	2,881	—	2,881
Dividends declared on common stock	—	—	—	—	—	(44,936)	(44,936)	—	(44,936)
Dividends declared on preferred stock	—	—	—	—	—	(23,461)	(23,461)	—	(23,461)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,716)	(1,716)	—	(1,716)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(21,944)	(21,944)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	13,997	—	13,997	—	13,997
Balance, June 30, 2026	89,879,786	$899	22,385,674	$540,472	$2,306,071	$(1,374,979)	$1,472,463	$(2,993)	$1,469,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2024	90,574,996	$906	22,164,414	$535,445	$2,289,044	$(1,430,675)	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(7,726) allocated to redeemable non-controlling interest)	—	—	—	—	—	50,701	50,701	(1,470)	49,231
Preferred stock issuance, net	—	—	175,495	3,969	—	—	3,969	—	3,969
Common stock repurchases	(231,200)	(2)	—	—	(1,500)	—	(1,502)	—	(1,502)
Stock based compensation (benefit) expense, net	(29,812)	(1)	—	—	3,329	—	3,328	—	3,328
Dividends declared on common stock	—	—	—	—	—	(36,169)	(36,169)	—	(36,169)
Dividends declared on preferred stock	—	—	—	—	—	(23,902)	(23,902)	—	(23,902)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,043)	(1,043)	—	(1,043)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	—	595	595
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(510)	(510)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(8,899)	—	(8,899)	—	(8,899)
Balance, June 30, 2025	90,313,984	$903	22,339,909	$539,414	$2,281,974	$(1,441,088)	$1,381,203	$2,670	$1,383,873
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$139,617	$41,505
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	11,924	8,926
Depreciation expense related to operating real estate	9,109	11,823
Realized losses, net	23,640	44,871
Unrealized losses (gains), net	71,067	(142,818)
(Gains) losses on derivative instruments, net	(136,604)	73,768
Other (gains) losses, net	(41,922)	64
Gains on residential loans held for sale, net	(19,063)	—
Originations of residential loans held for sale	(246,131)	—
Repurchases of residential loans	(4,268)	—
Proceeds from sales and repayments of residential loans held for sale	289,297	—
Impairment of real estate	2,391	7,818
Income from multi-family loans and equity investments	(3,803)	(6,917)
Distributions of income from multi-family loans and equity investments	6,060	12,228
Stock based compensation expense, net	2,881	3,328
Changes in operating assets and liabilities	(15,010)	10,442
Net cash provided by operating activities	89,185	65,038

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	293,348	663,336
Principal paydowns received on investment securities	634,891	238,943
Purchases of investment securities	(1,097,634)	(2,115,923)
Principal repayments received on residential loans	554,116	743,235
Proceeds from sales of residential loans	20,384	36,950
Purchases and originations of residential loans	(1,067,227)	(680,903)
Principal repayments received on multi-family loans	8,500	11,000
Return of capital from equity investments	1,570	16,900
Funding of multi-family loan and equity investments	—	(276)
Net variation margin received (paid) for derivative instruments	50,799	(105,028)
Net payments received from derivative instruments	65,014	34,225
Net proceeds from sale of real estate	170,824	20,852
Purchases of investments held in Consolidated SLST	—	(12,179)
Capital expenditures on real estate	(1,818)	(5,309)
Purchases of other assets	(288)	(13)
Net cash used in investing activities	(367,521)	(1,154,190)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements and warehouse facilities	313,652	894,277
Proceeds from issuance of senior unsecured notes, net	86,565	82,140
Repayment of senior unsecured notes	(100,000)	—
Proceeds from issuance of collateralized debt obligations, net	826,449	328,561
Repurchases of common stock	(5,005)	(1,502)
Proceeds from preferred stock issuance, net	—	3,969
Dividends paid on common stock and dividend equivalents	(42,203)	(36,633)
Dividends paid on preferred stock	(23,625)	(22,309)
Net distributions to non-controlling interests in Consolidated VIEs	(25,819)	(665)
Payments made on and extinguishment of collateralized debt obligations	(687,828)	(179,266)
Payments made on Consolidated SLST CDOs	(38,985)	(34,628)
Net payments made on mortgages payable on real estate	(58,028)	(6,698)
Net cash provided by financing activities	245,173	1,027,246
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(33,163)	(61,906)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	342,378	329,024
Cash, Cash Equivalents and Restricted Cash - End of Period	$309,215	$267,118

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$254,635	$208,054
Cash paid for income taxes	$144	$409

Non-Cash Investing Activities:
Consolidation of residential loans held in Consolidated SLST	$—	$247,405
Consolidation of Consolidated SLST CDOs	$—	$235,226
Transfer from residential loans to real estate owned	$23,015	$30,596
Transfer from residential loans held for sale to residential loans	$560,709	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$25,206	$20,423
Dividends declared on preferred stock to be paid in subsequent period	$11,754	$12,029

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$212,307	$160,447
Restricted cash included in other assets	96,908	106,671
Total cash, cash equivalents, and restricted cash	$309,215	$267,118
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
1. Organization

Adamas Trust, Inc., together with its consolidated subsidiaries (“Adamas,” “we,” “our,” or the “Company”), is an internally-managed real estate investment trust (“REIT”) focused on strategically deploying capital across complementary businesses to generate durable earnings and long-term value for stockholders through disciplined portfolio management and an operating platform designed to capture opportunities across real estate and capital markets. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS. Through our wholly-owned subsidiary, Constructive Loans, LLC (“Constructive”), we also originate business purpose loans for residential real estate investors.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2026, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

3. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026				December 31, 2025
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$3,231,305	$37,427	$(2,881)	$3,265,851	$3,445,953	$71,677	$(420)	$3,517,210
Freddie Mac	3,049,185	25,596	(4,309)	3,070,472	2,854,899	52,671	(280)	2,907,290
Total Fixed rate	6,280,490	63,023	(7,190)	6,336,323	6,300,852	124,348	(700)	6,424,500
Adjustable rate
Fannie Mae	76,444	2,364	—	78,808	84,215	2,911	—	87,126
Freddie Mac	27,400	634	—	28,034	30,212	751	—	30,963
Total Adjustable rate	103,844	2,998	—	106,842	114,427	3,662	—	118,089
Interest-only
Ginnie Mae	132,331	2,070	(16,703)	117,698	102,118	61	(14,354)	87,825
Freddie Mac	2,743	—	(71)	2,672	3,377	—	(315)	3,062
Total Interest-only	135,074	2,070	(16,774)	120,370	105,495	61	(14,669)	90,887
Total Agency RMBS	6,519,408	68,091	(23,964)	6,563,535	6,520,774	128,071	(15,369)	6,633,476
Non-Agency RMBS	62,196	4,416	(2,559)	64,053	22,203	5,701	(2,312)	25,592
U.S. Treasury securities	358,770	138	(3,093)	355,815	246,298	1,652	(2,237)	245,713
Total	$6,940,374	$72,645	$(29,616)	$6,983,403	$6,789,275	$135,424	$(19,918)	$6,904,781

Accrued interest receivable for investment securities available for sale in the amount of $36.8 million and $34.0 million as of June 30, 2026 and December 31, 2025, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2026, the Company recognized $8.8 million and $72.5 million in net unrealized losses on investment securities available for sale, respectively. For the three and six months ended June 30, 2025, the Company recognized $14.5 million and $101.0 million in net unrealized gains on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 9 and 12, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended June 30, 2025. The following tables summarize our investment securities sold during the three months ended June 30, 2026 and the six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2026
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$293,348	$291	$(5,353)	$(5,062)
Total	$293,348	$291	$(5,353)	$(5,062)

	For the Six Months Ended June 30, 2026
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$293,348	$291	$(5,353)	$(5,062)
Total	$293,348	$291	$(5,353)	$(5,062)

	For the Six Months Ended June 30, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$658,763	$3,700	$(30,570)	$(26,870)
Non-Agency RMBS	4,573	52	—	52
Total	$663,336	$3,752	$(30,570)	$(26,818)

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $4.5 million during the six months ended June 30, 2026, which is included in realized losses, net on the accompanying condensed consolidated statements of operations. The Company recognized write-downs of certain Agency RMBS IOs for a loss of $2.5 million during the three and six months ended June 30, 2025.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 45 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2026 and December 31, 2025, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.2 years and 6.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2026	December 31, 2025
0 to 5 years	$1,481,594	$1,523,025
Over 5 to 10 years	5,497,763	5,165,072
10+ years	4,046	216,684
Total	$6,983,403	$6,904,781

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
The following tables present the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts and residential loans held for sale, as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$904,713	$1,262,473	$2,814,448	$4,981,634	$57,526	$5,039,160
Premium / (Discount)	3,248	(60,168)	(18,107)	(75,027)	—	(75,027)
Change in fair value	(15,474)	(98,098)	(11,600)	(125,172)	1,476	(123,696)
Carrying value	$892,487	$1,104,207	$2,784,741	$4,781,435	$59,002	$4,840,437

	December 31, 2025
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$575,565	$1,307,770	$2,656,765	$4,540,100	$78,915	$4,619,015
Premium / (Discount)	3,389	(61,606)	(27,107)	(85,324)	—	(85,324)
Change in fair value	5,009	(80,487)	(21,123)	(96,601)	1,792	(94,809)
Carrying value	$583,963	$1,165,677	$2,608,535	$4,358,175	$80,707	$4,438,882

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2026 and December 31, 2025 (see Note 12).
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
(4)Certain of the Company's residential loans held for sale, at fair value are pledged as collateral for repurchase agreements and warehouse facilities as of June 30, 2026 (see Note 12).

Residential Loans, at Fair Value

The following tables present the unrealized (losses) gains, net attributable to residential loans, at fair value for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(3,874)	$(10,697)	$(387)	$1,809	$16,810	$8,565

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(7,311)	$(17,610)	$(17,011)	$7,977	$29,705	$32,753

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

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2026 and December 31, 2025, respectively, are as follows:

	June 30, 2026			December 31, 2025
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	12.4%	11.3%	9.2%	3.4%	11.2%	16.8%
Florida	8.7%	8.6%	7.4%	7.0%	8.6%	10.1%
New Jersey	8.0%	6.2%	7.4%	8.9%	6.3%	6.4%
Pennsylvania	7.5%	3.8%	7.8%	10.1%	3.8%	5.5%
Texas	6.1%	4.4%	6.2%	5.2%	4.4%	6.7%
New York	5.7%	10.9%	7.1%	6.7%	10.7%	6.6%
Washington	5.3%	1.6%	1.6%	1.1%	1.7%	3.3%
Ohio	5.3%	3.4%	7.0%	10.7%	3.5%	3.9%
Illinois	4.5%	7.4%	3.4%	3.6%	7.4%	3.3%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2026	$103,879	$131,514	$2,380	$2,444
December 31, 2025	101,757	118,957	1,977	2,303

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $79.2 million and an aggregate unpaid principal balance of $100.2 million as of June 30, 2026.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $128.4 million and $134.7 million were 90 days or more delinquent as of June 30, 2026 and December 31, 2025, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $37.7 million as of June 30, 2026.

Residential Loans Held for Sale, at Fair Value

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market as of June 30, 2026 and December 31, 2025. Residential loans held for sale are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are recorded in current period earnings and presented in mortgage banking activities, net on the Company’s condensed consolidated statements of operations.

The following table presents the activity of residential loans held for sale for the three and six months ended June 30, 2026, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Principal balance as of beginning of period	$118,868	$78,915
Principal balance of loans originated	406,129	806,939
Principal balance of loans sold to third parties	(152,984)	(281,893)
Proceeds from repayments	(229)	(1,111)
Principal balance of loans repurchased	—	755
Principal balance of loans transferred from residential loans held for sale to residential loans	(314,258)	(546,079)
Principal balance as of June 30, 2026	$57,526	$57,526

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans held for sale, at fair value as of June 30, 2026 and December 31, 2025, respectively, are as follows:

	June 30, 2026	December 31, 2025
Florida	17.2%	1.7%
New Jersey	10.0%	9.2%
Pennsylvania	9.1%	7.2%
Ohio	8.1%	13.8%
Texas	8.1%	8.9%
Tennessee	6.6%	5.0%

Mortgage Banking Activities, Net

The following table summarizes the components of mortgage banking activities, net for the three and six months ended June 30, 2026, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Residential loan origination and other fees	$6,361	$12,474
Gains on residential loans held for sale, net (1)	9,847	19,063
Mortgage banking activities, net	$16,208	$31,537

(1)Includes gains on sale and unrealized gains, net of provision for loan repurchases, and gains (losses) on interest rate lock commitments. Interest rate lock commitments are accounted for by the Company as derivative instruments (see Note 9).

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Investment amount	$45,318	$59,102
Unrealized losses, net	(239)	(3,626)
Total, at Fair Value	$45,079	$55,476

For the three and six months ended June 30, 2026, the Company recognized $3.4 million and $3.3 million in net unrealized gains on multi-family loans, respectively. For the three and six months ended June 30, 2025, the Company recognized $55.8 thousand and $0.5 million in net unrealized gains on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of December 31, 2025 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)As of December 31, 2025, the Company reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. The property was subject to a deed-in-lieu of foreclosure during the three months ended June 30, 2026, which terminated the Company's preferred equity investment and resulted in a reversal of an unrealized loss and a corresponding realized loss of approximately $3.4 million for the three and six months ended June 30, 2026.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of June 30, 2026 and December 31, 2025, respectively, are as follows:

	June 30, 2026	December 31, 2025
Texas	76.8%	57.8%
Arkansas	12.1%	9.3%
Indiana	11.1%	8.5%
Florida	—	18.6%
Pennsylvania	—	5.7%

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

The following table presents the Company's equity investments as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	$9,531	58%	$10,125
Tides on 27th Investors, LLC	54%	1,336	54%	3,092
Rapid City RMI JV LLC	50%	11,900	50%	11,494
Total		$22,767		$24,711

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

The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands). Income from these investments is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2026 includes $1.0 million and $1.1 million of net unrealized losses, respectively. Income from these investments during the three and six months ended June 30, 2025 includes $0.1 million and $0.8 million of net unrealized gains, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment Name	2026	2025	2026	2025
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	$(694)	$395	$(279)	$780
Tides on 27th Investors, LLC	21	31	(111)	343
Rapid City RMI JV LLC	442	414	881	813
Lucie at Tradition Holdings, LLC	—	864	—	1,714
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	—	950
Total (Loss) Income - Multi-Family Preferred Equity Ownership Interests	$(231)	$1,704	$491	$4,600

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that were accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and six months ended June 30, 2025, respectively (dollar amounts in thousands):

Investment Name	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Single-Family Equity Ownership Interest
Constructive Loans, LLC (1) (2)	$(2,521)	$(1,601)
Total Income - Single-Family Equity Ownership Interests	$(2,521)	$(1,601)

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$180	$39
GWR Gateway Partners, LLC	(791)	(877)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(611)	$(838)

(1)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). Prior to July 15, 2025, the Company purchased approximately $78.0 million and $228.7 million of residential loans from Constructive during the three and six months ended June 30, 2025, respectively. The Company sold approximately $18.1 million of residential loans to this entity during the three and six months ended June 30, 2025, recognizing a realized gain of approximately $0.2 million.
(2)Includes net unrealized losses of $2.9 million and $4.4 million recognized prior to the Company's acquisition of the outstanding membership interests in Constructive on July 15, 2025 (see Note 23) and included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.
(3)Includes net unrealized losses of $0.6 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

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

During the three and six months ended June 30, 2026, the Company completed two and three securitizations of certain residential loans for which the Company received aggregate net proceeds of approximately $518.0 million and $826.4 million, respectively, after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the Company's financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, the Company exercised its right to an optional redemption of one and three of its residential loan securitizations with aggregate outstanding principal balances of approximately $243.6 million and $477.5 million, respectively, at the time of redemption and returned the assets held by the respective trusts to the Company. The redemptions resulted in reversal of previously recognized unrealized losses on CDOs of approximately $0.6 million and no gain or loss on the extinguishment of the collateralized debt obligations for the three and six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2026 and December 31, 2025, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 4 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of three securitization trusts as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2025, the Company invested in subordinated securities issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of the VIE as shown below (dollar amounts in thousands):

For the Three and Six Months Ended June 30, 2025
Residential loans, at fair value	$247,405
Collateralized debt obligations, at fair value	(235,226)
Net investment	$12,179

As of June 30, 2026 and December 31, 2025, the Consolidated SLST securities owned by the Company had a fair value of $139.4 million and $151.5 million, respectively (see Note 16). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of June 30, 2026 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,939	$3,939
Residential loans, at fair value	2,784,741	1,104,207	—	3,888,948
Real estate, net held in Consolidated VIEs (1)	—	—	341,352	341,352
Other assets	74,580	4,285	30,800	109,665
Total assets	$2,859,321	$1,108,492	$376,091	$4,343,904

Collateralized debt obligations ($3,240,220 at fair value and $341,636 at amortized cost, net)	$2,625,527	$956,329	$—	$3,581,856
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	274,940	274,940
Other liabilities	12,790	11,403	6,021	30,214
Total liabilities	$2,638,317	$967,732	$280,961	$3,887,010
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$2,529	$2,529
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$(3,118)	$(3,118)
Net investment (5)	$221,004	$140,760	$95,719	$457,483

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended June 30,
	2026			2025
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$13,601	$—	$13,601	$11,890	$—	$11,890
Interest expense	10,964	—	10,964	8,429	—	8,429
Total net interest income	2,637	—	2,637	3,461	—	3,461

Income from real estate	—	11,752	11,752	—	18,390	18,390
Expenses related to real estate	—	13,739	13,739	—	20,661	20,661
Total net loss from real estate	—	(1,987)	(1,987)	—	(2,271)	(2,271)

Realized losses, net	(106)	—	(106)	—	—	—
Unrealized (losses) gains, net	(1,860)	—	(1,860)	5,521	—	5,521
Gains on derivative instruments, net	—	372	372	—	60	60
Impairment of real estate	—	—	—	—	(3,615)	(3,615)
Other income	—	9	9	—	1	1
Total other (loss) income	(1,966)	381	(1,585)	5,521	(3,554)	1,967

Net income (loss)	671	(1,606)	(935)	8,982	(5,825)	3,157
Net loss attributable to non-controlling interest in Consolidated VIEs	—	2,129	2,129	—	4,106	4,106
Net income (loss) attributable to Company	$671	$523	$1,194	$8,982	$(1,719)	$7,263

	For the Six Months Ended June 30,
	2026			2025
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$27,486	$—	$27,486	$22,630	$—	$22,630
Interest expense	22,085	—	22,085	15,393	—	15,393
Total net interest income	5,401	—	5,401	7,237	—	7,237

Income from real estate	—	24,480	24,480	—	36,876	36,876
Expenses related to real estate	—	28,166	28,166	—	40,688	40,688
Total net loss from real estate	—	(3,686)	(3,686)	—	(3,812)	(3,812)

Realized losses, net	(106)	—	(106)	—	—	—
Unrealized (losses) gains, net	(1,955)	—	(1,955)	8,785	—	8,785
Gains on derivative instruments, net	—	331	331	—	46	46
Impairment of real estate	—	—	—	—	(7,180)	(7,180)
Other income	—	51,682	51,682	—	3	3
Total other income (loss)	(2,061)	52,013	49,952	8,785	(7,131)	1,654

Net income (loss)	3,340	48,327	51,667	16,022	(10,943)	5,079
Net (income) loss attributable to non-controlling interest in Consolidated VIEs	—	(35,836)	(35,836)	—	9,196	9,196
Net income (loss) attributable to Company	$3,340	$12,491	$15,831	$16,022	$(1,747)	$14,275

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$4,078	$13,382	$3,016	$12,359
Distributions	(3,874)	(63)	(3,874)	(750)
Net (loss) income attributable to redeemable non-controlling interest in Consolidated VIEs	(2,596)	(4,099)	17,384	(7,726)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	4,921	3,562	(13,997)	8,899
Ending balance	$2,529	$12,782	$2,529	$12,782

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of June 30, 2026 include a weighted average capitalization rate of 5.9% (ranges from 5.0% to 6.5%) and a weighted average discount rate of 15.1% (ranges from 14.1% to 15.6%).

Unconsolidated VIEs

As of June 30, 2026 and December 31, 2025, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2026 and December 31, 2025, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$19,828	$—	$—	$19,828
Preferred equity investments in multi-family properties	45,079	—	22,767	—	67,846
Other investments	—	—	—	2,000	2,000
Maximum exposure	$45,079	$19,828	$22,767	$2,000	$89,674

	December 31, 2025
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$21,476	$—	$—	$21,476
Preferred equity investments in multi-family properties	55,476	—	24,711	—	80,187
Other investments	—	—	—	2,000	2,000
Maximum exposure	$55,476	$21,476	$24,711	$2,000	$103,663

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Land	$58,902	$64,460
Building and improvements	431,462	454,872
Furniture, fixture and equipment	14,402	14,516
Operating real estate	$504,766	$533,848
Accumulated depreciation	(71,034)	(65,132)
Operating real estate, net	$433,732	$468,716
Real estate held for sale, net (1)	$18,058	$84,780
Real estate, net	$451,790	$553,496

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

Multi-family Apartment Properties

As of June 30, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Also as of June 30, 2026 and December 31, 2025, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entity and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7).

During the six months ended June 30, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities for approximately $130.7 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $55.0 million. The sale generated a net gain of approximately $52.3 million and a loss on extinguishment of debt of approximately $0.7 million, both of which are included in other income on the accompanying condensed consolidated statements of operations. The sale generated net income attributable to non-controlling interest of approximately $37.8 million, resulting in a net gain attributable to the Company's common stockholders of approximately $13.8 million.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of June 30, 2026 and December 31, 2025, the Company owned single-family rental homes that generate rental income. These units are leased to individual tenants at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the six months ended June 30, 2026, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $0.1 million and $2.3 million during the three and six months ended June 30, 2026, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2025, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $0.2 million and $0.3 million during the three and six months ended June 30, 2025, respectively.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions.

During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $2.4 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively. During the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.6 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three and six months ended June 30, 2026, the Company sold single-family rental properties for proceeds of approximately $9.9 million and $14.2 million, respectively, recognizing net losses on sale of approximately $0.4 million and $0.9 million, respectively, which are included in other income on the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company sold single-family rental properties for proceeds of approximately $2.0 million and $2.9 million, respectively, recognizing net losses on sale of approximately $19 thousand and $64 thousand, respectively.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of June 30, 2026 and December 31, 2025.

Depreciation Expense

The following table presents depreciation expense for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense on operating real estate	$4,486	$5,928	$9,109	$11,823

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

The following table presents the pretax losses of the disposal group held for sale as of June 30, 2025 for the three and six months ended June 30, 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Pretax loss of disposal group held for sale	$(3,878)	$(7,041)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	266	559
Pretax loss of disposal group attributable to Company's common stockholders	$(3,612)	$(6,482)

9. Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury, commodity and index futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. Additionally, Constructive may enter into interest rate lock commitments ("IRLCs") related to the origination of business purpose loans. The Company elected not to apply hedge accounting for its derivative instruments.
The following table summarizes the Company's derivative instruments as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate caps	Other assets	$922	$31
Options	Other assets	13	—
IRLCs	Other assets	921	691
TBAs	Other assets	1,410	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Commodity futures	Other assets	—	—
Total derivative assets		$3,266	$722

Credit default swaps	Other liabilities	$—	$—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$922	$—	$—	$922
Options	13	—	—	13
IRLCs	921	—	—	921
TBAs	1,410	—	—	1,410
Interest rate swaps	47,731	(13,463)	(34,268)	—
U.S. Treasury futures	5,085	(3,049)	(2,036)	—
Commodity futures	314	—	(314)	—
Total derivative assets	$56,396	$(16,512)	$(36,618)	$3,266

Derivative liabilities
Credit default swaps	$(3,329)	$—	$3,329	$—
Interest rate swaps	(13,463)	13,463	—	—
U.S. Treasury futures	(3,049)	3,049	—	—
Total derivative liabilities	$(19,841)	$16,512	$3,329	$—

	December 31, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$31	$—	$—	$31
IRLCs	691	—	—	691
Interest rate swaps	8,769	(8,769)	—	—
U.S. Treasury futures	4,759	(148)	(4,611)	—
Commodity futures	9,748	(1,733)	(8,015)	—
Total derivative assets	$23,998	$(10,650)	$(12,626)	$722

Derivative liabilities
Credit default swaps	$(9,890)	$—	$9,890	$—
Interest rate swaps	(47,638)	8,769	38,869	—
U.S. Treasury futures	(148)	148	—	—
Commodity futures	(1,733)	1,733	—	—
Total derivative liabilities	$(59,409)	$10,650	$48,759	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury and commodity futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	June 30, 2026	December 31, 2025
Agency RMBS	Investment securities available for sale, at fair value	$114,690	$68,458
Restricted cash	Other assets	48,894	82,222
Total initial margin collateral		$163,584	$150,680

Margin excess related to settlement of variation margin in the amount of approximately $21.6 million and $16.2 million as of June 30, 2026 and December 31, 2025, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $11.0 million and $24.3 million as of June 30, 2026 and December 31, 2025, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the notional activity of derivative instruments for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended June 30, 2026
Type of Derivative Instrument	March 31, 2026	Additions	Terminations/Pair-Offs	June 30, 2026
Interest rate caps	$45,142	$—	$—	$45,142
Options	—	1,443	(1,323)	120
TBAs	150,000	1,700,000	(1,200,000)	650,000
Interest rate swaps	4,752,093	1,808,400	(259,930)	6,300,563
Credit default swaps	150,000	—	—	150,000
U.S. Treasury futures	1,812,200	2,123,400	(2,449,100)	1,486,500
Commodity futures	—	146,226	(132,468)	13,758
Index futures	—	384	(384)	—

	Notional Amount For the Three Months Ended June 30, 2025
Type of Derivative Instrument	March 31, 2025	Additions	Terminations/Pair-Offs	June 30, 2025
Interest rate caps	$45,142	$—	$—	$45,142
Options	160	92	(252)	—
TBAs	—	20,000	(10,000)	10,000
Interest rate swaps	4,494,376	671,166	(298,325)	4,867,217
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	112,500	356,900	(221,900)	247,500

	Notional Amount For the Six Months Ended June 30, 2026
Type of Derivative Instrument	December 31, 2025	Additions	Terminations/Pair-Offs	June 30, 2026
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	1,633	(1,513)	120
TBAs	—	2,150,000	(1,500,000)	650,000
Interest rate swaps	4,919,398	2,149,035	(767,870)	6,300,563
Credit default swaps	475,000	150,000	(475,000)	150,000
U.S. Treasury futures	901,200	5,107,400	(4,522,100)	1,486,500
Commodity futures	199,676	781,637	(967,555)	13,758
Index futures	—	384	(384)	—

	Notional Amount For the Six Months Ended June 30, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations/Pair-Offs	June 30, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	252	(252)	—
TBAs	—	20,000	(10,000)	10,000
Interest rate swaps	4,134,267	2,255,335	(1,522,385)	4,867,217
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	406,100	469,400	(628,000)	247,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to derivative instruments, which are included in gains (losses) on derivative instruments, net and mortgage banking activities, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps	$—	$372	$—	$61	$—	$331	$—	$46
Options	(349)	(396)	2,642	(2,690)	(1,101)	(396)	2,642	—
IRLCs	—	(235)	—	—	—	229	—	—
TBAs	(2,629)	2,934	(4)	105	(2,729)	1,410	(4)	105
Interest rate swaps	10,887	36,447	5,080	(26,665)	7,710	73,137	31,415	(100,603)
Credit default swaps	(392)	(694)	(1,214)	(1,998)	(662)	277	(2,214)	(752)
U.S. Treasury futures	28,981	(23,275)	2,791	(5,074)	23,318	(2,575)	1,932	(6,335)
Commodity futures	(2,799)	314	—	—	45,758	(7,701)	—	—
Index futures	(27)	—	—	—	(27)	—	—	—
Total	$33,672	$15,467	$9,295	$(36,261)	$72,267	$64,712	$33,771	$(107,539)

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

June 30, 2026
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	2.50%	45,142	January 1, 2028

December 31, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026

The following table presents information about the Company's TBA purchase contracts as of June 30, 2026 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2025.

	Notional Amount (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
Purchase contracts	$650,000	$662,984	$664,394	$1,410
Total TBAs	$650,000	$662,984	$664,394	$1,410

(1)Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid for the underlying Agency RMBS.
(3)Fair value represents the current fair value of the underlying Agency RMBS as of period end.
(4)Net carrying value represents the difference between the fair value and the cost basis as of period end.

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$30,660	4.37%	3.72%
2027	622,123	3.98%	3.73%
2028	1,785,006	3.73%	3.78%
2029	626,088	3.72%	3.67%
2030	1,199,972	3.73%	3.75%
2031	214,841	3.78%	3.63%
2033	136,799	3.61%	3.75%
2034	74,177	3.71%	3.73%
2035	48,386	3.88%	3.65%
2036	907,470	3.89%	3.62%
2039	66,862	4.13%	3.62%
2040	202,602	4.17%	3.62%
2043	266,346	4.19%	3.63%
2044	53,457	4.29%	3.63%
2045	5,850	4.35%	3.63%
Total	$6,240,639	3.82%	3.71%

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$30,660	4.37%	3.85%
2027	688,633	3.94%	4.01%
2028	1,785,006	3.73%	4.18%
2029	270,275	3.91%	4.07%
2030	1,222,072	3.73%	4.22%
2033	199,590	3.73%	4.16%
2034	178,224	3.86%	4.03%
2035	300,878	4.00%	4.30%
2045	191,010	3.99%	4.13%
Total	$4,866,348	3.80%	4.16%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	3.68%
2031	6,874	3.23%	3.65%
2033	43,500	3.64%	3.81%
Total	$59,924	3.57%	3.77%

	December 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.26%
2033	43,500	3.64%	4.19%
Total	$53,050	3.61%	4.21%

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

10. Mortgage Servicing Rights

The Company owned MSRs as of June 30, 2026 and December 31, 2025 resulting from the sale of loans originated by Constructive with servicing retained, distributions received from Constructive prior to July 15, 2025 or purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 16) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following tables present activity related to MSRs for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands).

	For the Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$19,965	$20,297
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	16	(235)
Other changes in fair value, including runoff	(888)	(613)
Balance at end of period	$19,093	$19,449

	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$20,893	$21,003
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(65)	(582)
Other changes in fair value, including runoff	(1,735)	(972)
Balance at end of period	$19,093	$19,449

The following tables present the components of servicing fee income recognized during the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands). Servicing fee income is included in other income on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended June 30,
	2026	2025
Servicing fees	$1,226	$1,216
Prepayment fees	751	715
Ancillary and other fee income (1)	107	42
Servicing fee income	$2,084	$1,973

	For the Six Months Ended June 30,
	2026	2025
Servicing fees	$2,324	$2,465
Prepayment fees	1,697	1,395
Ancillary and other fee income (1)	173	93
Servicing fee income	$4,194	$3,953
(1)Includes default interest and late fee collections.

The following table presents the subservicing fee expenses recognized related to MSRs during the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands). Subservicing fee expenses are included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Subservicing fee expenses	$193	$188	$396	$381

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Restricted cash (1)	$96,908	$132,045
Accrued interest receivable	81,894	76,152
Collections receivable from residential loan servicers	46,022	44,926
Real estate owned	30,416	40,207
Receivables from derivative counterparties	21,572	16,203
Other receivables	21,469	22,338
Mortgage servicing rights	19,093	20,893
Intangible assets	16,284	17,318
Deferred tax assets	13,638	14,441
Recoverable advances on residential loans	13,182	15,404
Other assets in consolidated multi-family properties	10,817	15,777
Operating lease right-of-use assets	4,323	5,175
Derivative assets (2)	3,266	722
Other	6,835	7,171
Total	$385,719	$428,772

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Accrued interest payable	$53,418	$59,114
Dividends and dividend equivalents payable	39,617	35,332
Accrued expenses	24,003	23,554
Deferred tax liabilities	11,973	12,761
Margin payable to derivative counterparties	11,019	24,271
Deferred revenue	8,501	7,316
Unfunded commitments for residential and multi-family investments	7,024	6,750
Accrued expenses and other liabilities in consolidated multi-family properties	6,021	9,655
Operating lease liabilities	4,643	5,549
Advanced remittances from residential loan servicers	2,977	13,228
Holdback for representations and warranties	2,500	2,500
Other	3,647	5,593
Total	$175,343	$205,623

12. Repurchase Agreements and Warehouse Facilities

The following table presents the carrying value of the Company's repurchase agreements and warehouse facilities as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Repurchase Agreements and Warehouse Facilities Secured By:	June 30, 2026	December 31, 2025
Investment securities	$6,214,114	$6,154,086
Residential loans and real estate owned	741,431	462,127
Residential loans held for sale	53,160	73,446
Single-family rental properties	58,518	63,758
Total carrying value	$7,067,223	$6,753,417

As of June 30, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of June 30, 2026, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of June 30, 2026, the Company had $181.8 million included in cash and cash equivalents and $440.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at June 30, 2026 (dollar amounts in thousands):

Unencumbered Securities	June 30, 2026
Agency RMBS	$410,611
Non-Agency RMBS (1)	29,601
U.S. Treasury securities	—
Total	$440,212

(1)Includes IOs in Consolidated SLST with a fair value of $9.8 million as of June 30, 2026. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $43.4 million at June 30, 2026.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements or warehouse facilities with eight financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements or warehouse facilities and associated assets pledged as collateral at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2026	$3,675,000	$853,226	$(117)	$853,109	$1,019,455	5.63%	9.67
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $860.6 million, residential loans held for sale with an aggregate carrying value of $55.5 million and single-family rental properties with a net carrying value of $103.3 million as of June 30, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
(3)The Company expects to either roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The outstanding financing under these repurchase agreements and warehouse facilities as of June 30, 2026 is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default.

The Company’s accrued interest payable on outstanding repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties at June 30, 2026 and December 31, 2025 amounted to $2.6 million and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of June 30, 2026, the Company's repurchase agreements and warehouse facilities contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of June 30, 2026 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2026 and December 31, 2025, the Company had amounts outstanding under repurchase agreements to finance certain investment securities available for sale and securities owned in Consolidated SLST with fifteen counterparties and twelve counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026			December 31, 2025
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$5,812,495	$6,038,233	$5,994,396	$5,894,367	$6,143,730	$6,033,884
Non-Agency RMBS (1)	45,911	56,368	56,824	15,191	22,686	22,458
U.S. Treasury securities	355,708	355,815	358,770	244,528	245,713	246,298
Balance at end of the period	$6,214,114	$6,450,416	$6,409,990	$6,154,086	$6,412,129	$6,302,640

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $12.1 million and $18.6 million as of June 30, 2026 and December 31, 2025, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of June 30, 2026 and December 31, 2025, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.6% and 96.5%, respectively, that implies an average "haircut" of 3.4% and 3.5%, respectively. As of June 30, 2026, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.4%, 15.8%, and 0.8%, respectively.

As of June 30, 2026 and December 31, 2025, the average days to maturity for repurchase agreements secured by investment securities was 31 days, and the weighted average interest rates were 3.81% and 4.11%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2026 and December 31, 2025 amounted to $37.5 million and $44.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Contractual Maturity	June 30, 2026	December 31, 2025
Within 30 days	$2,462,406	$2,860,770
Over 30 days to 90 days	3,751,708	3,293,316
Total	$6,214,114	$6,154,086

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,016,806	$956,329	3.20%	2059 - 2065
Residential loan securitizations at fair value (4)	2,273,190	2,223,048	5.03%	2039 - 2069
Residential loan securitizations at amortized cost, net	341,703	341,636	3.76%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	61,133	60,843	7.38%	2064
Total collateralized debt obligations	$3,692,832	$3,581,856

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	2,103,164	2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	363,712	363,645	3.74%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	65,331	65,276	7.38%	2064
Total collateralized debt obligations	$3,587,998	$3,511,802

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of June 30, 2026, CDOs with an aggregate outstanding face amount of $2.0 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00% or 3.00% on defined dates ranging between 30 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)Stated maturity dates for Consolidated SLST include the stated final distribution dates of the respective securitizations. The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2026, the Company recognized $11.8 million and $22.8 million in net unrealized gains, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized $7.4 million and $12.0 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of June 30, 2026 had stated maturities as follows:

Year ending December 31,	Total
2026 - 2030	$—
Thereafter	3,692,832
Total	$3,692,832

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

The 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are, or were, senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
2031 Senior Notes at fair value	$90,000	$90,050	$—	$—
9.875% 2030 Senior Notes at fair value	115,000	115,216	115,000	118,496
9.125% 2030 Senior Notes at fair value	82,500	82,451	82,500	82,431
2029 Senior Notes at fair value	60,000	59,820	60,000	59,925
2026 Senior Notes at amortized cost, net	—	—	100,000	99,585
Total Senior Unsecured Notes	$347,500	$347,537	$357,500	$360,437

The Company has elected the fair value option with respect to the 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes. The following table presents a summary of the key terms of the notes carried at fair value as of June 30, 2026:

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

For the three and six months ended June 30, 2026 and 2025, none of the change in the fair value of the respective notes carried at fair value outstanding as of such dates was due to instrument-specific credit risk. Accordingly, the Company recognized $7.9 million in net unrealized losses and $3.3 million in net unrealized gains for the three and six months ended June 30, 2026, respectively, and $2.3 million and $5.4 million in net unrealized gains for the three and six months ended June 30, 2025, respectively, on the notes carried at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

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

The 2026 Senior Notes bore interest at a rate of 5.75% per year and interest on the 2026 Senior Notes was paid semi-annually in arrears on April 30 and October 30 of each year. The 2026 Senior Notes were redeemed at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million on February 2, 2026. In connection with the repayment of the 2026 Senior Notes, the Company recognized a loss on extinguishment of debt in the amount of approximately $0.3 million during the six months ended June 30, 2026, which is included in other income on the accompanying condensed consolidated statements of operations.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of June 30, 2026, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of June 30, 2026 and through the date of this Quarterly Report on Form 10-Q, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of June 30, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the six months ended June 30, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities which resulted in the repayment of the related mortgage payable (see Note 8).

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1) (2)
June 30, 2026	$275,821	$275,821	$(881)	$274,940	2026 - 2032	4.53%
December 31, 2025	333,332	333,332	(1,201)	332,131	2026 - 2032	4.46%

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

Debt Maturities

As of June 30, 2026, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2026	$25,118
2027	—
2028	—
2029	222,325
2030	197,500
2031	112,848
Thereafter	110,530
$668,321

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2026, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of June 30, 2026, the Company had commitments to fund up to $115.0 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment. In addition, Constructive had short-term commitments to originate business purpose loans in the amount of $112.4 million as of June 30, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

The Company's option contracts and TBAs are classified as Level 2 in the fair value hierarchy and are measured using prices obtained from the counterparty.

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

The Company independently calculates the fair value of its MSRs based on discounted cash flows using a pricing model to validate all third-party valuations of MSRs. The Company has established thresholds to compare internally generated prices with independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$6,563,535	$—	$6,563,535	$—	$6,633,476	$—	$6,633,476
Non-Agency RMBS	—	64,053	—	64,053	—	25,592	—	25,592
U.S. Treasury securities	—	355,815	—	355,815	—	245,713	—	245,713
Residential loans:
Residential loans	—	—	892,487	892,487	—	—	583,963	583,963
Consolidated SLST	—	—	1,104,207	1,104,207	—	—	1,165,677	1,165,677
Residential loans held in securitization trusts	—	—	2,784,741	2,784,741	—	—	2,608,535	2,608,535
Residential loans held for sale	—	—	59,002	59,002	—	—	80,707	80,707
Multi-family loans	—	—	45,079	45,079	—	—	55,476	55,476
Equity investments	—	—	22,767	22,767	—	—	24,711	24,711
Derivative assets: (1)
Interest rate caps	—	922	—	922	—	31	—	31
Options	—	13	—	13	—	—	—	—
IRLCs	—	—	921	921	—	—	691	691
TBAs (2)	—	1,410	—	1,410	—	—	—	—
Interest rate swaps (2)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2)	—	—	—	—	—	—	—	—
Commodity futures (2)	—	—	—	—	—	—	—	—
MSRs (1)	—	—	19,093	19,093	—	—	20,893	20,893
Total	$—	$6,985,748	$4,928,297	$11,914,045	$—	$6,904,812	$4,540,653	$11,445,465
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$956,329	$956,329	$—	$—	$1,006,919	$1,006,919
Residential loan securitizations	—	2,223,048	—	2,223,048	—	2,075,962	—	2,075,962
Non-Agency RMBS re-securitization	—	60,843	—	60,843	—	65,276	—	65,276
Senior unsecured notes	—	347,537	—	347,537	—	260,852	—	260,852
Derivative liabilities: (1)
Interest rate swaps (2)	—	—	—	—	—	—	—	—
Credit default swaps (2)	—	—	—	—	—	—	—	—
Total	$—	$2,631,428	$956,329	$3,587,757	$—	$2,402,090	$1,006,919	$3,409,009

(1)Derivative assets and derivative liabilities are included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(2)All of the Company’s interest rate swaps, credit default swaps and futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative assets of $53.1 million netted against derivative liabilities of $19.8 million and a net variation margin of $33.3 million as of June 30, 2026. Includes derivative liabilities of $59.4 million netted against derivative assets of $23.3 million and a net variation margin of $36.1 million as of December 31, 2025. See Note 9 for additional information.
The following tables detail changes in valuation for the Level 3 assets for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Assets:

	For the Three Months Ended June 30, 2026
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	MSRs	IRLCs	Total
Balance at beginning of period	$761,251	$1,138,067	$2,598,709	$121,607	$55,910	$23,468	$19,965	$1,155	$4,720,132
Total (losses)/gains (realized/unrealized)
Included in earnings	(3,705)	(10,047)	(1,449)	10,676	1,670	(231)	(872)	(234)	(4,192)
Transfers out (1)	(6,586)	—	(4,096)	—	—		—	—	(10,682)
Transfer to securitization trust, net (2)	(347,038)	—	347,038	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	322,605	—	—	(322,605)	—	—	—	—	—
Paydowns/Distributions	(70,771)	(23,813)	(171,411)	(229)	(12,501)	(470)	—	—	(279,195)
Sales	(9,988)	—	(95)	(156,576)	—	—	—	—	(166,659)
Acquisitions/Repurchases	246,719	—	16,045	—	—	—	—	—	262,764
Originations	—	—	—	406,129	—	—	—	—	406,129
Balance at the end of period	$892,487	$1,104,207	$2,784,741	$59,002	$45,079	$22,767	$19,093	$921	$4,928,297

(1)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned.
(2)During the three months ended June 30, 2026, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	For the Three Months Ended June 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	Total
Balance at beginning of period	$445,562	$959,250	$2,508,456	$87,222	$93,999	$—	$20,297	$4,114,786
Total gains/(losses) (realized/unrealized)
Included in earnings	922	16,009	11,606	2,231	(1,428)	—	(848)	28,492
Transfers out (1)	(4,220)	—	(3,211)	—	—	—	—	(7,431)
Transfer to securitization trust, net (2)	(220,882)	—	220,882	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(500)	500	—	—
Paydowns/Distributions	(64,074)	(23,281)	(319,998)	(14,454)	(631)	—	—	(422,438)
Sales	(28,598)	—	—	—	—	—	—	(28,598)
Acquisitions (3)	238,379	247,405	41,820	—	—	—	—	527,604
Balance at the end of period	$367,089	$1,199,383	$2,459,555	$74,999	$91,440	$500	$19,449	$4,212,415

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

	For the Six Months Ended June 30, 2026
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	MSRs	IRLCs	Total
Balance at beginning of period	$583,963	$1,165,677	$2,608,535	$80,707	$55,476	$24,711	$20,893	$691	$4,540,653
Total (losses)/gains (realized/unrealized)
Included in earnings	(8,946)	(16,288)	(17,474)	20,565	3,298	491	(1,800)	230	(19,924)
Transfers out (1)	(18,044)	—	(4,971)	—	—		—	—	(23,015)
Transfer to securitization trust, net (2)	(532,972)	—	532,972	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	560,709	—	—	(560,709)	—	—	—	—	—
Paydowns/Distributions	(137,262)	(45,182)	(374,713)	(1,111)	(13,695)	(2,435)	—	—	(574,398)
Sales	(20,289)	—	(95)	(288,186)	—	—	—	—	(308,570)
Acquisitions/Repurchases	465,328	—	40,487	797	—	—	—	—	506,612
Originations	—	—	—	806,939	—	—	—	—	806,939
Balance at the end of period	$892,487	$1,104,207	$2,784,741	$59,002	$45,079	$22,767	$19,093	$921	$4,928,297

(1)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned.
(2)During the six months ended June 30, 2026, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	For the Six Months Ended June 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$—	$21,003	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	6,779	27,752	36,984	5,222	2,161	—	(1,554)	77,344
Transfers out (1)	(26,726)	—	(3,870)	—	—	—	—	(30,596)
Transfer to securitization trust, net (2)	(685,096)	—	685,096	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(500)	500	—	—
Paydowns/Distributions	(120,805)	(41,446)	(581,878)	(16,415)	(23,713)	—	—	(784,257)
Sales	(30,673)	—	(6,277)	—	—	—	—	(36,950)
Acquisitions (3)	591,344	247,405	85,700	—	—	—	—	924,449
Balance at the end of period	$367,089	$1,199,383	$2,459,555	$74,999	$91,440	$500	$19,449	$4,212,415

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

The following tables detail changes in valuation for the Level 3 liabilities for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	For the Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$983,717	$805,273
Total losses/(gains) (realized/unrealized)
Included in earnings	(6,739)	11,071
Acquisitions (1)	—	235,226
Paydowns	(20,649)	(19,673)
Balance at the end of period	$956,329	$1,031,897

(1)During the three months ended June 30, 2025, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

	Consolidated SLST CDOs
	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$1,006,919	$811,591
Total losses/(gains) (realized/unrealized)
Included in earnings	(11,605)	19,708
Acquisitions (1)	—	235,226
Paydowns	(38,985)	(34,628)
Balance at the end of period	$956,329	$1,031,897

(1)During the six months ended June 30, 2025, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands):

June 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, residential loans held in securitization trusts and residential loans held for sale: (1)
	$3,514,978	Discounted cash flow	Lifetime CPR	11.7%	—	-	49.3%
			Default rate	0.7%	—	-	23.2%
			Loss severity	11.4%	—	-	100.0%
			Yield	6.3%	5.4%	-	29.4%

	$107,615	Liquidation model	Annual home price appreciation/(depreciation)	1.1%	(3.8)%	-	56.2%
			Liquidation timeline (months)	17	9	-	50
			Property value	$1,683	$15	-	$13,900
			Yield	8.4%	7.5%	-	35.8%

	$113,637	Transaction price	Non-binding investor price	N/A

Consolidated SLST (3)	$1,104,207		Liability price	N/A

Total	$4,840,437

Multi-family loans (1)	$45,079	Discounted cash flow	Discount rate	12.7%	11.5%	-	14.8%
			Months to assumed redemption	23.1	2	-	32

Equity investments (1)	$22,767	Discounted cash flow	Discount rate	15.8%	15.0%	-	17.5%
			Months to assumed redemption	14.4	1	-	25

Mortgage servicing rights (1)	$19,093	Discounted cash flow	Lifetime voluntary prepayment rate	8.4%	—	-	25.2%
			Default rate	2.7%	—	-	43.1%
			Yield	12.2%	10.5%	-	15.5%

IRLCs (1)	$921	Probability-weighted expected cash flow	Pull-through rate	82.8%	82.8%	-	82.8%

Liabilities
Consolidated SLST CDOs (2) (3)	$956,329	Discounted cash flow	Yield	5.6%	4.9%	-	12.5%
			Collateral prepayment rate	6.2%	2.9%	-	7.4%
			Collateral default rate	1.1%	—	-	2.0%
			Loss severity	14.1%	—	-	18.6%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2026, the fair value of investment securities we own in Consolidated SLST amounts to $139.4 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2026 and 2025, respectively, for our Level 3 assets and liabilities held as of June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Assets
Residential loans:
Residential loans (1)	$(4,404)	$904	$(9,973)	$7,605
Consolidated SLST (1)	(10,697)	16,810	(17,610)	29,705
Residential loans held in securitization trusts (1)	(4,543)	8,503	(18,992)	33,297
Residential loans held for sale (1)	1,460	—	1,447	—
Multi-family loans (1)	(30)	56	(37)	360
Equity investments (2)	(1,020)	(2,740)	(1,065)	(3,876)
Equity investments in disposal group held for sale (2)	—	(611)	—	(838)
IRLCs	(234)	—	230	—
Mortgage servicing rights (1)	(872)	(848)	(1,800)	(1,554)
Liabilities
Consolidated SLST CDOs (1)	8,837	(11,289)	15,655	(20,920)

(1)Presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$212,307	$212,307	$210,333	$210,333
Investment securities available for sale	Level 2	6,983,403	6,983,403	6,904,781	6,904,781
Residential loans	Level 3	4,781,435	4,781,435	4,358,175	4,358,175
Residential loans held for sale	Level 3	59,002	59,002	80,707	80,707
Multi-family loans	Level 3	45,079	45,079	55,476	55,476
Equity investments	Level 3	22,767	22,767	24,711	24,711
Derivative assets	Level 2	2,345	2,345	31	31
IRLCs	Level 3	921	921	691	691
Mortgage servicing rights	Level 3	19,093	19,093	20,893	20,893
Financial Liabilities:
Repurchase agreements	Level 2	7,067,223	7,067,223	6,753,417	6,753,417
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	341,636	323,923	363,645	349,037
Residential loan securitizations at fair value	Level 2	2,223,048	2,223,048	2,075,962	2,075,962
Consolidated SLST	Level 3	956,329	956,329	1,006,919	1,006,919
Non-Agency RMBS re-securitization	Level 2	60,843	60,843	65,276	65,276
Subordinated debentures	Level 3	45,000	41,064	45,000	40,526
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	—	—	99,585	99,465
Senior unsecured notes at fair value	Level 2	347,537	347,537	260,852	260,852
Mortgages payable on real estate	Level 3	274,940	267,873	332,131	325,301

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,385,674 shares issued and outstanding as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

June 30, 2026
Class of Preferred Stock	Shares Designated	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1) (3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.364%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

December 31, 2025
Class of Preferred Stock	Shares Designated	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1) (3)	Floating Annual Rate (4) (5)	Rate as of Period End
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.595%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2025 through June 30, 2026:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
June 11, 2026	July 1, 2026	July 15, 2026	$0.50	$0.654928900	$0.4296875	$0.43750
March 19, 2026	April 1, 2026	April 15, 2026	0.50	0.647675000	0.4296875	0.43750
December 11, 2025	January 1, 2026	January 15, 2026	0.50	0.676912400	0.4296875	0.43750
September 15, 2025	October 1, 2025	October 15, 2025	0.50	0.703299100	0.4296875	0.43750
June 12, 2025	July 1, 2025	July 15, 2025	0.50	0.691771300	0.4296875	0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 89,879,786 and 90,303,863 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase shares of its common stock during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share.

During the three and six months ended June 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share.

As of June 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2025 through June 30, 2026:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2026	June 11, 2026	June 23, 2026	July 28, 2026	$0.27
First Quarter 2026	March 19, 2026	March 30, 2026	April 28, 2026	0.23
Fourth Quarter 2025	December 11, 2025	December 22, 2025	January 28, 2026	0.23
Third Quarter 2025	September 15, 2025	September 25, 2025	October 30, 2025	0.23
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20

(e) Equity Distribution Agreements

On June 12, 2026, the Company entered into an equity distribution agreement (the “Common Equity Distribution Agreement”) with sales agents, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $250.0 million from time to time through the sales agents. The Company has no obligation to sell any of the shares of common stock issuable under the Common Equity Distribution Agreement and may at any time suspend solicitations and offers under the Common Equity Distribution Agreement.

The Common Equity Distribution Agreement replaced the Company's prior common equity distribution agreement with a sales agent dated August 10, 2021 (the “Prior Common Equity Distribution Agreement”), pursuant to which approximately $100.0 million of aggregate value of the Company's common stock remained available for issuance prior to termination.

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and Prior Common Equity Distribution Agreement during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, $250.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company issued 175,495 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.07 per share, resulting in total net proceeds to the Company of approximately $4.0 million. As of June 30, 2026, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and six months ended June 30, 2026, the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

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

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings (Loss) per Common Share:
Net income attributable to Company	$55,182	$8,546	$103,781	$50,701
Less: Preferred Stock dividends	(11,758)	(12,032)	(23,461)	(23,902)
Net income (loss) attributable to Company's common stockholders	$43,424	$(3,486)	$80,320	$26,799
Basic weighted average common shares outstanding	89,979	90,324	90,165	90,453
Basic Earnings (Loss) per Common Share	$0.48	$(0.04)	$0.89	$0.30

Diluted Earnings (Loss) per Common Share:
Net income attributable to Company	$55,182	$8,546	$103,781	$50,701
Less: Preferred Stock dividends	(11,758)	(12,032)	(23,461)	(23,902)
Net income (loss) attributable to Company's common stockholders	$43,424	$(3,486)	$80,320	$26,799
Weighted average common shares outstanding	89,979	90,324	90,165	90,453
Net effect of assumed PSUs vested	1,880	—	1,673	589
Net effect of assumed RSUs and DSUs vested	489	—	364	180
Diluted weighted average common shares outstanding	92,348	90,324	92,202	91,222
Diluted Earnings (Loss) per Common Share	$0.47	$(0.04)	$0.87	$0.29

19. Stock Based Compensation

Pursuant to the 2017 Plan, as approved by the Company's stockholders, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 19,792,500.

Of the common stock authorized at June 30, 2026, 10,667,111 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 338,612 shares under the 2017 Plan as of June 30, 2026. The Company’s employees have been issued 1,422,761 shares of restricted stock under the 2017 Plan as of June 30, 2026. At June 30, 2026, there were 79,059 shares of non-vested restricted stock outstanding, 3,407,494 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,501,348 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 271,128 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2026, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2025, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.4 million and $0.8 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the six months ended June 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	222,977	$9.39	538,159	$10.39
Vested	(142,339)	10.04	(264,338)	11.44
Forfeited	(1,579)	8.23	(40,723)	9.33
Non-vested shares as of June 30	79,059	$8.23	233,098	$9.38

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2026 and 2025, the Company had unrecognized compensation expense of $0.4 million and $1.5 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at June 30, 2026 is expected to be recognized over a weighted average period of 0.6 years. The total fair value of restricted shares vested during the six months ended June 30, 2026 and 2025 was approximately $1.2 million and $1.6 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2026 and 2025, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	1,431,629	$8.08	939,523	$11.48
Granted	609,031	11.22	710,132	6.82
Forfeited	(336,913)	13.41	(218,026)	18.66
Non-vested target PSUs as of June 30	1,703,747	$8.14	1,431,629	$8.08

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2023 ended on December 31, 2025 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2023 did not vest and target PSUs of 336,913 were forfeited during the six months ended June 30, 2026. The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the six months ended June 30, 2025. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2026 and 2025, there was $8.7 million and $6.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2026 is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the PSUs was $1.2 million and $2.2 million for the three and six months ended June 30, 2026, respectively. Compensation expense related to the PSUs was $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively.

(c) Restricted Stock Units

During the six months ended June 30, 2026 and 2025, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the six months ended June 30, 2026 and 2025 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,178,548	$6.57	450,600	$9.59
Granted	800,434	7.93	1,042,229	5.91
Vested	(470,133)	7.08	(198,297)	10.24
Forfeited	(7,501)	5.91	(97,880)	6.20
Non-vested RSUs as of June 30	1,501,348	$7.14	1,196,652	$6.56

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2026, 470,133 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $3.6 million on the vesting date. During the six months ended June 30, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2026 and 2025, there was $8.5 million and $6.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2026 is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the RSUs was $1.2 million and $2.2 million for the three and six months ended June 30, 2026, respectively. Compensation expense related to the RSUs was $0.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

(d) Deferred Stock Units

During the three and six months ended June 30, 2026 and 2025, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Under the 2017 Plan, each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

The DSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the DSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the DSU to which such DER relates. Upon vesting of the DSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding DSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three and six months ended June 30, 2026 and 2025 were settled in cash.

A summary of the activity of the DSU awards under the 2017 Plan for the six months ended June 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	112,068	$6.96	110,772	$6.50
Granted	85,428	9.13	112,068	6.96
Vested	(112,068)	6.96	(110,772)	6.50
Non-vested DSUs as of June 30	85,428	$9.13	112,068	$6.96

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. During the three and six months ended June 30, 2026, 112,068 DSUs vested at a fair value of $1.0 million on the vesting date, of which 18,678 shares of common stock were issued at a fair value of $0.2 million. During the three and six months ended June 30, 2025, 110,772 DSUs vested at a fair value of $0.8 million on the vesting date, of which 18,462 shares of common stock were issued at a fair value of $0.1 million. 185,700 and 92,310 common shares remained reserved for issuance in connection with vested DSUs as of June 30, 2026 and 2025, respectively.

As of June 30, 2026 and 2025, there was $0.8 million and $0.7 million of unrecognized compensation cost related to the non-vested portion of the DSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the DSUs at June 30, 2026 is expected to be recognized over a weighted average period of 0.9 years. Compensation expense related to the DSUs was $0.2 million for the three months ended June 30, 2026 and 2025 and $0.4 million for the six months ended June 30, 2026 and 2025.

20. Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax expense for the three and six months ended June 30, 2026 and 2025, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense (benefit)	$3	$(168)	$158	$486
Deferred income tax expense	10	7	14	1
Total income tax expense (benefit)	$13	$(161)	$172	$487

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of June 30, 2026 and December 31, 2025, respectively, are as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Deferred tax assets
Net operating loss carryforward	$12,802	$11,252
Capital loss carryover	16,912	21,676
GAAP/Tax differences	11,301	7,695
Deferred tax assets	41,015	40,623
Less: Valuation allowance	(27,377)	(26,182)
Net deferred tax assets (1)	13,638	14,441
Deferred tax liabilities
GAAP/Tax differences	11,973	12,761
Deferred tax liabilities (2)	11,973	12,761
Total net deferred tax asset	$1,665	$1,680

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2026, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $53.8 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2026, the Company, through its wholly-owned TRSs, had also incurred approximately $71.1 million in capital losses. The Company's carryover capital losses will expire between 2026 and 2030 if they are not offset by future capital gains.

As of June 30, 2026, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The valuation allowance was primarily related to U.S. federal deferred tax assets resulting from net operating loss carryforward and capital loss carryover. The change in the valuation for the current year is an increase of approximately $1.2 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. The Company's deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future taxable income.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Investment securities available for sale	$97,722	$71,492	$194,942	$132,541
Residential loans
Residential loans	10,642	7,639	20,429	18,658
Consolidated SLST	13,601	11,890	27,486	22,630
Residential loans held in securitization trusts	46,704	45,977	91,272	89,218
Total residential loans	70,947	65,506	139,187	130,506
Residential loans held for sale	2,960	—	6,371	—
Multi-family loans	1,680	2,176	3,313	4,756
Other	1,084	1,727	2,646	2,833
Total interest income	174,393	140,901	346,459	270,636
Interest expense
Repurchase agreements and warehouse facilities	69,250	56,022	140,524	108,513
Collateralized debt obligations
Consolidated SLST	10,964	8,429	22,085	15,393
Residential loan securitizations	33,761	32,855	64,460	63,180
Non-Agency RMBS re-securitization	1,152	1,265	2,339	2,555
Total collateralized debt obligations	45,877	42,549	88,884	81,128
Senior unsecured notes	8,171	4,928	16,667	9,545
Subordinated debentures	886	955	1,763	1,905
Total interest expense	124,184	104,454	247,838	201,091
Net interest income	$50,209	$36,447	$98,621	$69,545

22. Other Income

The following table details the components of the Company's other income for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Servicing fee income	$2,084	$1,973	$4,194	$3,953
(Loss) gain on sale of real estate (1)	(374)	(19)	51,414	(64)
Loss on extinguishment of debt	—	—	(985)	—
Miscellaneous income (loss)	302	246	(51)	278
Total other income	$2,012	$2,200	$54,572	$4,167

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
(2)The holdback for representations and warranties in the amount of $2.5 million is to be released to the sellers, net of losses incurred or sustained by the Company related to representations or warranties made by the sellers for conditions that existed as of the Acquisition Date, if any, on January 15, 2027, provided that a portion of the holdback allocable to certain identified loans is to be released on the latter of January 15, 2027 or a date subsequent to final resolution of losses incurred or sustained related to such loans. The holdback is included in other liabilities on the Company's condensed consolidated balance sheets (see Note 11).

Prior to the Acquisition Date, the Company owned 50% of the outstanding ownership interests in Constructive which it accounted for as an equity method investment, utilizing the fair value election (see Note 6). The Acquisition Date fair value of the Company's previously held ownership interest in Constructive was approximately $33.8 million and is included in the measurement of consideration transferred. The Company determined the estimated fair value of its previously held ownership interests in Constructive using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity. Also prior to the Acquisition Date, the Company purchased business purpose loans from and sold loans to Constructive (see Note 6).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the Acquisition Date (dollar amounts in thousands). The membership interest purchase agreement included a post-closing working capital adjustment that was calculated as approximately $15.1 thousand and was settled with the sellers of Constructive on September 24, 2025. The holdback for representations and warranties described above will be settled with the sellers of Constructive after the Acquisition Date. The Company engaged a third party specialist for valuations of certain intangible assets.

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

The approximately $18.0 million of identified intangible assets were recognized at estimated fair value on the Acquisition Date. Intangible assets have been assigned as shown in the following table (dollar amounts in thousands).

Intangible asset	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value at June 30, 2026	Amortization Period (Years)
Customer relationships	$17,000	$(1,629)	$15,371	10.0
Trade name	1,000	(87)	913	11.0
Total identified intangible assets (weighted average amortization period)	$18,000	$(1,716)	$16,284	10.06

During the three and six months ended June 30, 2026, the Company recognized $0.4 million and $0.9 million of amortization expense related to these intangible assets, respectively, which is included in general and administrative expenses on the Company's condensed consolidated statements of operations. The estimated amortization expense related to the acquired identifiable intangible assets is as follows (dollar amounts in thousands):

	Amortization expense for
Year Ending December 31,	Customer relationships	Trade name
2026	$1,700	$91
2027	$1,700	$91
2028	$1,700	$91
2029	$1,700	$91
2030	$1,700	$91

The $22.4 million of goodwill recognized is attributable primarily to the expected benefits arising from synergies with the Company's existing operations, the assembled workforce of Constructive and the anticipated growth opportunities from expanding the Company's business purpose lending platform and is assigned to the Constructive reporting unit (see Note 24) for the Company's ongoing evaluation of goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. As of June 30, 2026, there was a change in the recognized amount of goodwill as a result of payment of the post-closing working capital adjustment of approximately $15.1 thousand.

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

The following table presents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if Constructive had been included in the consolidated results of the Company for the three and six months ended June 30, 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Revenue	$145,267	$251,728
Net income attributable to Company's common stockholders	$2,578	$39,744

Basic proforma earnings per common share	$0.03	$0.44
Diluted pro forma earnings per common share	$0.03	$0.44

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

24. Segment Reporting

As of June 30, 2026, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The accounting policies applied to the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of the Company's two reportable segments. The activities within Corporate/Other are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to the investment portfolio or Constructive, interest expense on senior unsecured notes and subordinated debentures (see Note 14), financing transaction costs unrelated to securitizations and preferred stock dividends.

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

Prior to the acquisition of a controlling financial interest in Constructive in July 2025, the Company consisted of a single operating and reporting segment and the condensed consolidated financial statements and notes thereto were a single reportable segment. For the three and six months ended June 30, 2025, the CODM also considered significant, and regularly reviewed, consolidated salaries and benefits expense in the amounts of approximately $8.1 million and $15.9 million, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following tables present financial information by the Company's two reportable segments for the three and six months ended June 30, 2026, respectively, which, with the inclusion of reconciling items in Corporate/Other, in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended June 30, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$171,300	$3,076	$17	$174,393
Interest expense	112,521	2,606	9,057	124,184
Total net interest income (loss)	58,779	470	(9,040)	50,209

NET LOSS FROM REAL ESTATE:
Rental income	11,983	—	—	11,983
Other real estate income	2,033	—	—	2,033
Total income from real estate	14,016	—	—	14,016
Interest expense, mortgages payable on real estate	3,350	—	—	3,350
Depreciation expense	4,486	—	—	4,486
Other real estate expenses	8,469	—	—	8,469
Total expenses related to real estate	16,305	—	—	16,305
Total net loss from real estate	(2,289)	—	—	(2,289)

OTHER INCOME (LOSS):
Realized losses, net	(12,960)	—	—	(12,960)
Unrealized losses, net	(610)	—	(7,889)	(8,499)
Gains (losses) on derivative instruments, net	55,584	(585)	(6,210)	48,789
Mortgage banking activities, net	—	16,208	—	16,208
Loss from equity investments	(231)	—	—	(231)
Impairment of real estate	(161)	—	—	(161)
Other income	2,012	—	—	2,012
Total other income (loss)	43,634	15,623	(14,099)	45,158

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	5,900	11,905	7,808	25,613
Portfolio operating expenses	6,427	—	—	6,427
Loan origination costs	—	4,847	—	4,847
Financing transaction costs	2,876	—	249	3,125
Total general, administrative and operating expenses	15,203	16,752	8,057	40,012

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	84,921	(659)	(31,196)	53,066
Income tax expense (benefit)	12	8	(7)	13

NET INCOME (LOSS)	84,909	(667)	(31,189)	53,053
Net loss attributable to non-controlling interests	2,129	—	—	2,129
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	87,038	(667)	(31,189)	55,182
Preferred stock dividends	—	—	(11,758)	(11,758)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$87,038	$(667)	$(42,947)	$43,424

	For the Six Months Ended June 30, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
NET INTEREST INCOME:
Interest income	$339,871	$6,554	$34	$346,459
Interest expense	223,832	5,575	18,431	247,838
Total net interest income (loss)	116,039	979	(18,397)	98,621

NET LOSS FROM REAL ESTATE:
Rental income	24,607	—	—	24,607
Other real estate income	3,977	—	—	3,977
Total income from real estate	28,584	—	—	28,584
Interest expense, mortgages payable on real estate	7,171	—	—	7,171
Depreciation expense	9,109	—	—	9,109
Other real estate expenses	17,195	—	—	17,195
Total expenses related to real estate	33,475	—	—	33,475
Total net loss from real estate	(4,891)	—	—	(4,891)

OTHER INCOME (LOSS):
Realized losses, net	(23,640)	—	—	(23,640)
Unrealized (losses) gains, net	(74,382)	—	3,315	(71,067)
Gains (losses) on derivative instruments, net	95,154	(145)	41,595	136,604
Mortgage banking activities, net	—	31,537	—	31,537
Income from equity investments	491	—	—	491
Impairment of real estate	(2,391)	—	—	(2,391)
Other income (loss)	54,880	—	(308)	54,572
Total other income	50,112	31,392	44,602	126,106

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,852	23,501	14,750	50,103
Portfolio operating expenses	12,565	—	—	12,565
Loan origination costs	—	8,872	—	8,872
Financing transaction costs	4,823	—	3,684	8,507
Total general, administrative and operating expenses	29,240	32,373	18,434	80,047

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	132,020	(2)	7,771	139,789
Income tax expense	27	8	137	172

NET INCOME (LOSS)	131,993	(10)	7,634	139,617
Net income attributable to non-controlling interests	(35,836)	—	—	(35,836)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	96,157	(10)	7,634	103,781
Preferred stock dividends	—	—	(23,461)	(23,461)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$96,157	$(10)	$(15,827)	$80,320

The following table presents the Company's assets by its two reportable segments as of June 30, 2026, which, with the inclusion of reconciling items in Corporate/Other, in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	Investment Portfolio (1)	Constructive (2)	Corporate/Other	Total
Total Assets	$12,567,510	$185,336	$211,052	$12,963,898

(1)The Company had investments in equity method investees in the amount of approximately $22.8 million as of June 30, 2026 (see Note 6). During the six months ended June 30, 2026, the Company's expenditures for long-lived assets totaled approximately $1.8 million.
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

•“TBA dollar roll income” refers to the difference in price between TBA contracts in TBA dollar roll transactions;

•“TBA dollar roll transaction” refers to a transaction where two TBA contracts with the same terms but different settlement dates are simultaneously bought and sold; and

•“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Investing Activity

During the three months ended June 30, 2026, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by repayments and sales of investment securities and residential loans. The following table presents investment activity for the three months ended June 30, 2026 (dollar amounts in thousands):

	March 31, 2026	Acquisitions/Originations (1)	Repayments (2)	Sales	Transfers (3)	Fair Value Changes and Other (4)	June 30, 2026
Investment securities
Agency RMBS and TBAs (5)	$6,777,867	$798,290	$(333,553)	$—	$—	$(14,675)	$7,227,929
Non-Agency RMBS	30,160	36,000	(1,213)	—	—	(894)	64,053
U.S. Treasury securities	300,176	351,994	—	(293,348)	—	(3,007)	355,815
Total investment securities available for sale and TBAs	7,108,203	1,186,284	(334,766)	(293,348)	—	(18,576)	7,647,797
Consolidated SLST (6)	146,694	—	(3,942)	—	—	(3,309)	139,443
Total investment securities	7,254,897	1,186,284	(338,708)	(293,348)	—	(21,885)	7,787,240
Residential loans	3,359,960	261,588	(242,183)	(10,082)	322,605	(14,660)	3,677,228
Residential loans held for sale	121,607	406,129	(229)	(156,576)	(322,605)	10,676	59,002
Multi-family loans and equity investments	79,378	—	(8,500)	—	—	(3,032)	67,846
Equity investments in consolidated multi-family properties (7)	132,916	125	(9,526)	—	—	429	123,944
Single-family rental properties	121,340	340	—	(9,884)	—	(1,358)	110,438
MSRs	19,965	—	—	—	—	(872)	19,093
Total investments	$11,090,063	$1,854,466	$(599,146)	$(469,890)	$—	$(30,702)	$11,844,791

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

(5)Includes TBAs that are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of June 30, 2026, our TBAs had a net carrying value of $1.4 million reported in other assets on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(6)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2026 and March 31, 2026, respectively, follows (dollar amounts in thousands):

	June 30, 2026	March 31, 2026
Residential loans, at fair value	$1,104,207	$1,138,067
Deferred interest (a)	(8,435)	(7,656)
Less: Collateralized debt obligations, at fair value	(956,329)	(983,717)
Consolidated SLST investment securities owned by Adamas	$139,443	$146,694

(a)Included in other liabilities on our condensed consolidated balance sheets as of June 30, 2026 and March 31, 2026.

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

We delivered strong results in a volatile market environment, marked by significant intra-quarter interest rate movements and a meaningful bear flattening of the yield curve. Our diversified portfolio performed well amid these conditions, driving solid earnings and growth in book value. Net income attributable to common stockholders was $43.4 million, or $0.48 per share, for the quarter ended June 30, 2026. Earnings available for distribution (“EAD”), a non-GAAP financial measure, increased to $0.30 per share, representing a 36% increase year-over-year. Book value per share as of June 30, 2026 also grew, with GAAP book value up 1.8% to $10.16, and adjusted book value per share, a non-GAAP financial measure, up 2.3% to $11.05, resulting in a quarterly economic return of 4.51% and 4.81% on GAAP book value per share and adjusted book value per share, respectively. Supported by this sustained earnings momentum, our Board of Directors declared a quarterly dividend of $0.27 per share, equating to a 11.51% annualized dividend yield as of June 30, 2026.

Our investment portfolio grew to approximately $11.7 billion as of June 30, 2026, driven by $1.5 billion of new single-family residential investments during the quarter, including $798.3 million of Agency investments and $632.3 million of business purpose loans. Our capital allocation remains focused on liquidity, stability and income generation, with Agency investments representing a majority of our capital. We believe our capital allocation strategy will enhance our earnings profile and strengthen our ability to navigate evolving market conditions.

During the quarter, Constructive funded approximately $406.1 million of business purpose loans, supported by strong underwriting standards and an established national platform, reinforcing its role as a contributor to earnings as integration with the Company continues.

We also continued to actively manage our liability structure and liquidity profile. During the quarter, we completed two business purpose rental loan securitizations for which the Company received aggregate net proceeds of approximately $518.0 million. Our Company Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in "Capital Allocation" below) as of June 30, 2026 were 5.5x and 5.2x, respectively. We also had $181.8 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin) as of June 30, 2026. We believe that our leverage and cash levels, combined with no near-term debt maturities, provide us with the flexibility to support continued investment activity.

Higher interest rates reduced valuations across a majority of our assets during the quarter ended June 30, 2026; however, this impact was more than offset by spread tightening late in the quarter and $48.8 million of gains generated by our derivative instruments, reflecting the value of our hedging program.

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

Financial markets generally rebounded during the second quarter of 2026, as investor sentiment shifted from the geopolitical fears that had dominated the first quarter toward renewed optimism driven by de-escalation of the Iran conflict, a strong artificial intelligence-led earnings revival, and resilient corporate profitability, notwithstanding elevated inflation and shifting monetary policy expectations. Major U.S. equity indices declined during the first quarter of 2026 before staging a powerful rebound in the second quarter of 2026, with the S&P 500 returning approximately 15.2% during the second quarter of 2026, its strongest quarterly performance since the pandemic rebound in the second quarter of 2020, the Dow Jones Industrial Average recovering from its first quarter losses and the Nasdaq Composite Index gaining approximately 21.6% during the second quarter of 2026, one of its strongest single quarterly performances in the last 25 years. Mortgage-related markets remained sensitive to rate volatility during the second quarter of 2026, as 30-year fixed mortgage rates, which briefly dipped below 6%, rose approximately 50 basis points before moderating toward quarter-end. Geopolitical de-escalation and lower oil prices provided relief to markets by quarter-end, though inflation rose to its highest level in three years due to energy price shocks, keeping concerns about the Federal Reserve’s inflation-fighting path front and center. We anticipate that due to ongoing geopolitical developments and uncertainty related to the labor market, and inflation, markets and the pricing for many of our assets will continue to experience volatility in 2026.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the second quarter of 2026 with real gross domestic product (“GDP”) increasing by 1.5% (advanced estimate), as compared to the GDP growth of 2.1% recorded for full year 2025. By this estimate, GDP continued to grow in the second quarter of 2026; however, inflation remains persistently above the Federal Reserve’s target of two percent, the labor market has shown signs of cooling and geopolitical conflicts have pressured global markets. Uncertainty about how the Federal Reserve, under Chair Warsh’s leadership, may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends—including the possibility of rate hikes rather than cuts in 2026 or 2027—may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

Over the course of last year, the U.S. labor market experienced some cooling as the unemployment rate, according to the U.S. Department of Labor, reached 4.5% at the end of November 2025, the highest unemployment rate since October 2021. Into 2026, the U.S. labor market has seen modest improvement, as compared to the cooling trend in 2025, with the unemployment rate declining from 4.4% as of the end of December 2025 to 4.2% as of the end of June 2026. However, some commentators have suggested that the labor market has grown static and reflects a cautious and uncertain outlook by employers. Through the first half of 2026, employers have been hiring at historically low rates, employers are laying off employees at relatively low rates, and employees are leaving their jobs at low rates. Additionally, since July 2025, the number of unemployed persons has exceeded the number of available job openings, further signaling a potential softening in or uncertain outlook to the labor market and/or U.S. economy. Uncertainty with respect to international conflicts, energy prices and higher costs due to inflation has been suggested by some market commentators as having contributed to the slackening labor market.

From 2022 into 2024, the Federal Reserve raised the target range for the federal funds rate to its highest level in over two decades before cutting the target range by 175 basis points, in aggregate, between September 2024 and December 2025. Following the Federal Reserve’s last cut to the target range for the federal funds rate in December 2025, the target range was reduced to 3.50% to 3.75%, where it remains as of the end of the second quarter of 2026. Expectations among market commentators for additional rate cuts to the target range in the near term are subdued. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its June 2026 statement—Chair Warsh’s first Federal Open Market Committee (“FOMC”) meeting—the Federal Reserve noted that inflation remains elevated above its two percent target and affirmed that the committee “will deliver price stability,” while removing prior forward guidance language indicating a bias toward future rate cuts. As reflected in the June 2026 Summary of Economic Projections, Federal Reserve officials revised their outlook significantly, with a majority projecting that the target range for the federal funds rate will remain at 3.50% to 3.75% or be raised before the end of 2026—a stark reversal from the March 2026 projections which had anticipated rate cuts in 2026. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

Concerns regarding an economic recession—a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research—in the U.S. moderated over the course of the second quarter of 2026 as oil prices retreated from their April peak of approximately $120 per barrel and equity markets recovered, though recession risk remains elevated relative to historical norms given persistent inflation and uncertainty over the Federal Reserve’s next policy moves. According to some market commentators, the durability of the Iran ceasefire framework, trajectory of energy prices and core inflation, and the Federal Reserve’s response to such conditions remain the primary downside risks to the economy. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the second quarter of 2026, the residential real estate market continued to reflect the tension between improving affordability year-over-year and elevated mortgage rates that have risen approximately 50 basis points since the onset of the Iran conflict, keeping many prospective buyers on the sidelines. Data released by the S&P Dow Jones Indices for their S&P Cotality Case-Shiller U.S. National Home Price NSA Indices for April 2026 showed that home prices increased 1.1% for the 20-City Composite over April 2025, with nominal home price growth remaining slow as elevated inflation caused real home values to decline for an 11th consecutive month. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in June 2026 decreased 2.4% month-over-month but increased 2.8% year-over-year. NAR also reported that the median existing-home sales price for all housing types in June 2026 was $440,600, up 1.8% from June 2025, which marked the 36th consecutive month of year-over-year price increases. NAR notes that total housing inventory as of the end of June 2026 was down 0.6% month-over-month but up 1.3% year-over-year and that the supply of unsold housing inventory was approximately 4.6 months as of the end of June 2026. Mortgage rates, which had briefly dipped below 6% prior to the Iran conflict, rose to approximately 6.5% during the second quarter of 2026, contributing to affordability challenges for some home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.49% as of June 25, 2026, down approximately 0.28% year-over-year. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to RealPage Analytics (“RealPage”), effective asking rents for professionally managed apartments rose 1.4% during the second quarter of 2026, though rents remained 0.2% below year-earlier levels on an annual basis, reflecting ongoing absorption of new supply. RealPage noted that national apartment occupancy improved to 95.5% in the second quarter of 2026—the first time in three years that annual apartment deliveries fell below the decade average—though the South remained the only U.S. region with year-over-year rent declines and occupancy below 95%, reflecting continued elevated supply. Further, Zillow Research forecasts that relatively slower rent growth for both single-family and multi-family rental housing is expected to continue through 2026. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads, which had both widened over the course of the first quarter of 2026 in response to the Iran conflict, tightened over the second quarter. At the end of the second quarter of 2026, investment grade spreads tightened 14 basis points and high-yield credit spreads tightened 53 basis points as compared to the start of the second quarter of 2026. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. On June 30, 2026, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 30 basis points, as compared to a 51 basis point spread on March 31, 2026. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

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

Following the Senate confirmation of Kevin Warsh as Federal Reserve Chair in May 2026, the Federal Reserve under Chair Warsh’s leadership is pursuing what commentators have characterized as a “regime change” in monetary policy communication, reducing forward guidance, shortening policy statements, and forming task forces to review core Federal Reserve operations. At his first FOMC meeting in June 2026, Chair Warsh and the committee held the federal funds rate target range at 3.50% to 3.75% while the dot plot reflected that a majority of FOMC participants project the rate will remain on hold or potentially increase before year-end 2026. The shift toward possible rate hikes rather than cuts represents a significant departure from prior expectations, and any increase in interest rates, or the uncertainty around the Federal Reserve’s future rate path, may limit or undermine business activity or raise the costs of many of our liabilities, which could negatively impact the value of our investments.

We own and rent single-family rental homes to families that are eligible to receive housing assistance through the U.S. Department of Housing and Urban Development Housing Choice Vouchers program. In January 2026, the president issued an executive order (the “Order”) directing executive agencies to identify ways to prevent GSEs from facilitating the acquisition by large institutional investors of single-family homes or from selling homes owned by the U.S. Government to large institutional investors and instructing the U.S. Department of Housing and Urban Development to track single-family rental owners that receive federal housing assistance to determine any involvement of large institutional investors, among other things. The Order does not address immediate steps for implementation. In June 2026, the U.S. Congress passed the 21st Century ROAD to Housing Act (the “Housing Act”), which became law in July 2026 and, among other things, generally prohibits large institutional investors that have investment control of 350 or more single-family homes from purchasing additional single-family homes, subject to certain exceptions, but does not require the divestment of single-family homes owned prior to enactment of the Housing Act. There can be no guarantee how the Order or the Housing Act will be implemented and applied or how the exceptions to the purchase prohibition in the Housing Act will apply to us; however, such policies could materially adversely affect our investments in single-family rental homes.

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

Second Quarter 2026 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2026 (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Net income attributable to Company's common stockholders	$43,424	$80,320
Net income attributable to Company's common stockholders per share (basic)	$0.48	$0.89
Earnings available for distribution attributable to Company's common stockholders (1)	$27,127	$53,545
Earnings available for distribution per common share (1)	$0.30	$0.59
Yield on average interest earning assets (1) (2)	6.03%	6.05%
Interest income	$174,393	$346,459
Interest expense	$124,184	$247,838
Net interest income	$50,209	$98,621
Net interest spread (1) (3)	1.48%	1.46%
Book value per common share at the end of the period	$10.16	$10.16
Adjusted book value per common share at the end of the period (1)	$11.05	$11.05
Economic return on book value (4)	4.51%	11.04%
Economic return on adjusted book value (5)	4.81%	8.65%
Dividends per common share	$0.27	$0.50

(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Calculated as the quotient of our adjusted interest income and our average interest earning assets including the cost basis of outstanding TBAs and excluding all Consolidated SLST assets other than those securities owned by the Company.
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

Key Developments During Second Quarter 2026

Investing & Origination Activities

•Acquired $798.3 million of Agency investments.

•Acquired approximately $643.1 million of residential loans, including $632.3 million of business purpose loans.

•Constructive funded $406.1 million of business purpose loans.

•Received approximately $11.4 million in proceeds from the redemption of a Mezzanine Lending investment.

Financing Activities

•Completed two residential loan securitizations generating approximately $518.0 million of net proceeds to us after deducting expenses associated with the transaction. We utilized the net proceeds to repay approximately $490.5 million on outstanding repurchase agreements related to residential loans.

•Redeemed a residential loan securitization with an outstanding principal balance at the time of redemption of approximately $243.6 million.

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2026 and December 31, 2025, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands).

At June 30, 2026:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale and TBAs (1)	$7,647,797	$—	$—	$7,647,797
Residential loans	4,722,364	59,071	—	4,781,435
Consolidated SLST CDOs	(956,329)	—	—	(956,329)
Residential loans held for sale	—	59,002	—	59,002
Multi-family loans	45,079	—	—	45,079
Equity investments	22,767	—	—	22,767
Equity investments in consolidated multi-family properties (2)	123,944	—	—	123,944
Single-family rental properties	110,438	—	—	110,438
Mortgage servicing rights	19,093	—	—	19,093
Total investments	11,735,153	118,073	—	11,853,226
Liabilities:
Repurchase agreements, warehouse facilities and TBA cost basis (3)	(7,626,127)	(104,080)	—	(7,730,207)
Collateralized debt obligations
Residential loan securitization CDOs	(2,564,684)	—	—	(2,564,684)
Non-Agency RMBS re-securitization	(60,843)	—	—	(60,843)
Senior unsecured notes	—	—	(347,537)	(347,537)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (4)	75,692	22,357	188,167	286,216
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(28,225)	—	—	(28,225)
Other	129,063	12,016	(53,958)	87,121
Net Company capital allocated	$1,660,029	$70,762	$(258,328)	$1,472,463

Company Recourse Leverage Ratio (5)				5.5	x
Portfolio Recourse Leverage Ratio (6)				5.2	x

(1)Includes implied fair value of outstanding TBAs of $664.4 million. TBAs are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of June 30, 2026, our TBAs had a net carrying value of $1.4 million reported in other assets on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(2)Represents the Company's equity investments in consolidated multi-family properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.

(3)Includes repurchase agreements and warehouse facilities with a carrying value of $7.1 billion and outstanding TBAs with a cost basis of $663.0 million.
(4)Excludes cash in the amount of $3.9 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash of $96.9 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(5)Represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs, to the extent applicable, divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $956.3 million, residential loan securitization CDOs amounting to $2.6 billion, non-Agency RMBS re-securitization CDOs amounting to $60.8 million and mortgages payable on real estate totaling $274.9 million as they are non-recourse debt.
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

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2026 and 2025, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2026 are greater or less than the results from the respective period in 2025. Unless otherwise specified, references in this section to increases or decreases in the “three-month period” refer to the change in results for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 and increases or decreases in the “six-month period” refer to the change in results for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

The following table presents the main components of our net income (loss) for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Interest income	$174,393	$140,901	$33,492	$346,459	$270,636	$75,823
Interest expense	124,184	104,454	19,730	247,838	201,091	46,747
Total net interest income	50,209	36,447	13,762	98,621	69,545	29,076
Total net loss from real estate	(2,289)	(3,014)	725	(4,891)	(5,249)	358
Total other income (loss)	45,158	(9,264)	54,422	126,106	22,689	103,417
General and administrative expenses	25,613	11,786	13,827	50,103	24,201	25,902
Portfolio operating expenses	6,427	7,354	(927)	12,565	14,560	(1,995)
Loan origination costs	4,847	—	4,847	8,872	—	8,872
Financing transaction costs	3,125	750	2,375	8,507	6,232	2,275
Income from operations before income taxes	53,066	4,279	48,787	139,789	41,992	97,797
Income tax expense (benefit)	13	(161)	174	172	487	(315)
Net loss (income) attributable to non-controlling interests	2,129	4,106	(1,977)	(35,836)	9,196	(45,032)
Net income attributable to Company	55,182	8,546	46,636	103,781	50,701	53,080
Preferred stock dividends	(11,758)	(12,032)	274	(23,461)	(23,902)	441
Net income (loss) attributable to Company's common stockholders	43,424	(3,486)	46,910	80,320	26,799	53,521
Basic earnings (loss) per common share	$0.48	$(0.04)	$0.52	$0.89	$0.30	$0.59
Diluted earnings (loss) per common share	$0.47	$(0.04)	$0.51	$0.87	$0.29	$0.58

Interest Income and Interest Expense

Interest income increased in the three- and six-month periods primarily due to increased investments in Agency RMBS and business purpose rental loans. In 2026, we also recognized two full quarters of interest income from residential loans consolidated in connection with the purchase of a Consolidated SLST subordinated bond in the second quarter of 2025. The increase in interest income was partially offset by a decrease in income from business purpose bridge loans due to portfolio runoff since June 2025. The increase in interest expense in 2026 was due primarily to increases in financing obtained to fund investing and origination activity through repurchase agreements, warehouse facilities and securitizations, the issuance of senior unsecured notes and additional expense related to CDOs consolidated in connection with the aforementioned Consolidated SLST subordinated bond purchased in 2025.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Income from real estate	$14,016	$20,638	$(6,622)	$28,584	$41,293	$(12,709)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(3,350)	(5,882)	2,532	(7,171)	(11,890)	4,719
Depreciation expense	(4,486)	(5,928)	1,442	(9,109)	(11,823)	2,714
Other real estate expenses	(8,469)	(11,842)	3,373	(17,195)	(22,829)	5,634
Total expenses related to real estate	(16,305)	(23,652)	7,347	(33,475)	(46,542)	13,067
Total net loss from real estate	$(2,289)	$(3,014)	$725	$(4,891)	$(5,249)	$358

Both income from real estate and total expenses related to real estate decreased during the three- and six-month periods due to sales of multi-family real estate assets since June 2025.

Other Income (Loss)

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Residential loans and real estate owned	$(4,430)	$(1,239)	$(3,191)	$(10,654)	$(15,520)	$4,866
Investment securities	(5,167)	(2,532)	(2,635)	(9,623)	(29,351)	19,728
Mezzanine Lending investments	(3,363)	—	(3,363)	(3,363)	—	(3,363)
Total realized losses, net	$(12,960)	$(3,771)	$(9,189)	$(23,640)	$(44,871)	$21,231

During the three months ended June 30, 2026, we recognized $13.0 million of net realized losses primarily related to (1) valuation adjustments on foreclosed properties and related receivables, (2) losses on the sale of U.S. Treasury securities, largely offset by realized gains on our derivative instruments, as discussed below, and (3) loss recognized on a Mezzanine Lending investment following a deed-in-lieu foreclosure, which terminated the Company's preferred equity investment. The realized loss on the Mezzanine Lending investment was fully offset by the reversal of previously recognized unrealized loss and is reflected in unrealized (losses) gains, net, as discussed below. During the three months ended June 30, 2025, we recognized $3.8 million of net realized losses primarily related to valuation adjustments on foreclosed properties and losses recognized on the write down of certain investment securities.

During the six months ended June 30, 2026 and 2025, we recognized $23.6 million and $44.9 million, respectively, of net realized losses, primarily related to the sale of U.S. Treasury securities, losses incurred on foreclosed properties and losses recognized on the write down of certain investment securities.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Investment securities (including Consolidated SLST)	$(10,615)	$20,063	$(30,678)	$(74,433)	$109,831	$(184,264)
Residential loans	(4,261)	10,375	(14,636)	(24,322)	40,730	(65,052)
Mezzanine Lending investments accounted for as loans	3,352	55	3,297	3,348	466	$2,882
MSRs	(872)	(848)	(24)	(1,775)	(1,554)	$(221)
CDOs and corporate debt at fair value	3,897	(5,031)	8,928	26,115	(6,655)	32,770
Total unrealized (losses) gains, net	$(8,499)	$24,614	$(33,113)	$(71,067)	$142,818	$(213,885)

We recognized net unrealized losses in the three and six months ended June 30, 2026 primarily driven by increases in interest rates, which reduced the fair value of our investment securities and residential loans. These impacts were partially offset by unrealized gains on CDOs, also reflecting the effects of increases in interest rates.

We recognized net unrealized gains in the three and six months ended June 30, 2025 primarily due to decreases in interest rates, which impacted the pricing of our investment securities and residential loans. These impacts were partially offset by unrealized gains on CDOs, also reflecting the effects of decreases in interest rates.

Gains (Losses) on Derivative Instruments, Net

The following table presents the components of gains (losses) on derivative investments, net for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Unrealized gains (losses) on derivative instruments	$15,117	$(36,261)	$51,378	$64,337	$(107,539)	$171,876
Realized gains on derivative instruments	33,672	9,295	24,377	72,267	33,771	38,496
Total gains (losses) on derivative instruments, net	$48,789	$(26,966)	$75,755	$136,604	$(73,768)	$210,372
We recognized unrealized gains on derivative instruments for the three and six months ended June 30, 2026 primarily due to increases in interest rates, which resulted in higher valuations of our interest rate swaps, partially offset by the reversal of net unrealized gains on settlements of derivatives. We also recognized net realized gains on contract terminations and net payments received on instruments, including realized gains on the settlement of treasury and commodity futures. We utilize, from time to time, commodity futures and other derivative instruments to manage broader market, geopolitical, interest rate or credit-related risks. We had $0.3 million in outstanding commodity future positions as of June 30, 2026.

Net losses on derivative instruments in the three and six months ended June 30, 2025 were primarily due to decreases in interest rates which resulted in lower valuations of our interest rate swaps. This was partially offset by gains realized on contract terminations and net payments received on instruments in 2025.

Mortgage Banking Activities, Net

The following table presents the components of mortgage banking activities, net for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Residential loan origination and other fees	$6,361	$—	$6,361	$12,474	$—	$12,474
Gains on residential loans held for sale, net	9,847	—	9,847	19,063	—	19,063
Mortgage banking activities, net	$16,208	$—	$16,208	$31,537	$—	$31,537

The increase in mortgage banking activities in the three- and six-month periods reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
(Loss) income from Mezzanine Lending investments accounted for as equity	$(231)	$1,704	$(1,935)	$491	$4,600	$(4,109)
Loss from unconsolidated joint venture equity investments in multi-family properties	—	(611)	611	—	(838)	838
Loss from investment in Constructive	—	(2,521)	2,521	—	(1,601)	1,601
Total (loss) income from equity investments	$(231)	$(1,428)	$1,197	$491	$2,161	$(1,670)

The changes in (loss) income from equity investments during the three- and six-month periods were primarily due to (1) a reduction in our share of loss from our equity investment in Constructive, following its consolidation in our financial statements in the third quarter of 2025, (2) lower preferred return income on Mezzanine Lending investments accounted for as equity as a result of redemptions that have occurred since June 30, 2025 and a decline in fair value of Mezzanine Lending investments as compared to unrealized gains in 2025 and (3) a reduction in losses from unconsolidated joint venture investments that were disposed in 2025.

Impairment of Real Estate

The following table presents impairment of real estate for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Impairment of real estate	$(161)	$(3,913)	$3,752	$(2,391)	$(7,818)	$5,427

The decrease in impairment of real estate recognized during the three- and six-month periods can primarily be attributed to a reduced real estate portfolio subject to impairment due to the continued sale of multi-family real estate assets in 2025 and 2026. The decrease was partially offset by an increase in impairment losses recognized on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Servicing fee income	$2,084	$1,973	$111	$4,194	$3,953	$241
(Loss) gain on sale of real estate	(374)	(19)	(355)	51,414	(64)	51,478
Loss on extinguishment of debt	—	—	—	(985)	—	(985)
Miscellaneous	302	246	56	(51)	278	(329)
Total other income	$2,012	$2,200	$(188)	$54,572	$4,167	$50,405

Other income recognized in both the three- and six- month periods included servicing fee income related to mortgage servicing rights. The increase in other income in the six-month period was driven by the sale of a multi-family property in our cross-collateralized mezzanine lending investment in the first quarter of 2026 for approximately $130.7 million, resulting in an approximately $52.3 million gain on sale of real estate, of which approximately $13.8 million was attributable to the Company's common stockholders.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, loan origination costs and financing transaction costs for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$18,585	$8,473	$10,112	$36,764	$17,543	$19,221
Professional fees	2,043	1,250	793	3,884	2,438	1,446
Technology and software	1,911	711	1,200	3,557	1,448	2,109
Other	3,074	1,352	1,722	5,898	2,772	3,126
Total general and administrative expenses	$25,613	$11,786	$13,827	$50,103	$24,201	$25,902

The increase in general and administrative expenses in both the three- and six-month periods reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Portfolio operating expenses	$6,427	$7,354	$(927)	$12,565	$14,560	$(1,995)

Portfolio operating expenses declined in both the three- and six- month periods due to continued business purpose bridge loan portfolio runoff.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Loan origination costs	$4,847	$—	$4,847	$8,872	$—	$8,872

The increase in loan origination costs during the three- and six-month periods reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Financing Transaction Costs
Securitization transaction costs	$2,876	$—	$2,876	$4,823	$2,284	$2,539
Senior unsecured notes transaction costs	—	459	(459)	3,435	3,657	(222)
Equity transaction costs	249	291	(42)	249	291	(42)
Total financing transaction costs	$3,125	$750	$2,375	$8,507	$6,232	$2,275

Financing transaction costs increased in the three- and six-month periods due to increased residential loan securitization costs expensed as incurred under the fair value option election.

Segment Information

As a result of the acquisition of the outstanding 50% ownership interest in Constructive that was not previously owned by the Company on July 15, 2025, the Company currently operates in two reportable segments: (i) investment portfolio and (ii) Constructive.

The following tables present summarized financial information by our two reportable segments for the three and six months ended June 30, 2026, respectively (dollar amounts in thousands). The activities within Corporate/Other are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to the investment portfolio or Constructive, interest expense on senior unsecured notes and subordinated debentures, financing transaction costs unrelated to securitizations and preferred stock dividends.

	For the Three Months Ended June 30, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$58,779	$470	$(9,040)	$50,209
Total net loss from real estate	(2,289)	—	—	(2,289)
Total other income (loss)	43,634	15,623	(14,099)	45,158
Total general, administrative and operating expenses (1)	15,203	16,752	8,057	40,012
Income (loss) from operations before income taxes	84,921	(659)	(31,196)	53,066
Income tax expense (benefit)	12	8	(7)	13
Net income (loss)	84,909	(667)	(31,189)	53,053
Net income attributable to non-controlling interests	2,129	—	—	2,129
Net income (loss) attributable to Company	87,038	(667)	(31,189)	55,182
Preferred stock dividends	—	—	(11,758)	(11,758)
Net income (loss) attributable to Company's common stockholders	$87,038	$(667)	$(42,947)	$43,424

(1)General, administrative and operating expenses of the Constructive segment include $9.8 million of direct general and administrative expenses and $4.8 million of direct loan origination costs incurred by Constructive.

	For the Six Months Ended June 30, 2026
	Investment Portfolio	Constructive	Corporate/Other	Total
Total net interest income (loss)	$116,039	$979	$(18,397)	$98,621
Total net loss from real estate	(4,891)	—	—	(4,891)
Total other income	50,112	31,392	44,602	126,106
Total general, administrative and operating expenses (1)	29,240	32,373	18,434	80,047
Income (loss) from operations before income taxes	132,020	(2)	7,771	139,789
Income tax expense	27	8	137	172
Net income (loss)	131,993	(10)	7,634	139,617
Net income attributable to non-controlling interests	(35,836)	—	—	(35,836)
Net income (loss) attributable to Company	96,157	(10)	7,634	103,781
Preferred stock dividends	—	—	(23,461)	(23,461)
Net income (loss) attributable to Company's common stockholders	$96,157	$(10)	$(15,827)	$80,320

(1)General, administrative and operating expenses of the Constructive segment include $19.1 million of direct general and administrative expenses and $8.9 million of direct loan origination costs incurred by Constructive.

For more information regarding segment reporting, please see Note 24 to our condensed consolidated financial statements included in this report.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and six months ended June 30, 2026 (amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$896,819	89,861	$9.98	$867,280	90,304	$9.60
Common stock issuance, net (2)	2,706	19		2,881	188
Common stock repurchases	—	—		(5,005)	(612)
Balance after share activity	899,525	89,880	10.01	865,156	89,880	9.63
Adjustment of redeemable non-controlling interest to estimated redemption value	(4,921)		(0.05)	13,997		0.16
Dividends and dividend equivalents declared	(25,207)		(0.28)	(46,652)		(0.52)
Net income attributable to Company's common stockholders	43,424		0.48	80,320		0.89
Ending Balance	$912,821	89,880	$10.16	$912,821	89,880	$10.16

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2026 are 89,879,786.
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

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated as our GAAP interest income reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include implied interest income from TBA dollar roll transactions (calculated using the yield to maturity at trade date for each TBA dollar roll position),
•adjusted interest expense – calculated as our GAAP interest expense reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include the net interest component of interest rate swaps and implied financing cost of TBA dollar roll transactions (representing the difference between implied interest income from TBA dollar roll transactions and TBA dollar roll income),
•adjusted net interest income (loss) – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets, including the cost basis of outstanding TBAs and excluding all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, including the cost basis of outstanding TBAs and excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include both the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings and dollar roll income associated with TBAs, which are included in gains (losses) on derivative instruments, net in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy. We include TBA dollar roll income as it represents the economic equivalent of net interest income on the underlying Agency RMBS over the TBA dollar roll period (implied interest income less implied financing cost).

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three and six months ended June 30, 2026 and 2025, respectively (dollar amounts in thousands):
Three Months Ended June 30, 2026

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$96,856	$64,770	$1,714	$4,034	$167,374
Adjusted Interest Expense (1)	(59,979)	(44,277)	—	(12,844)	(117,100)
Adjusted Net Interest Income (Loss) (1)	$36,877	$20,493	$1,714	$(8,810)	$50,274

Average Interest Earning Assets (3)	$6,875,264	$3,826,140	$55,752	$351,156	$11,108,312
Average Interest Bearing Liabilities (4)	$6,177,150	$3,416,367	$—	$735,769	$10,329,286

Yield on Average Interest Earning Assets (1) (5)	5.64%	6.77%	12.30%	4.60%	6.03%
Average Financing Cost (1) (6)	(3.89)%	(5.20)%	—	(7.00)%	(4.55)%
Net Interest Spread (1) (7)	1.75%	1.57%	12.30%	(2.40)%	1.48%

Three Months Ended June 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$69,774	$59,077	$2,203	$1,449	$132,503
Adjusted Interest Expense (1)	(45,439)	(40,025)	—	(6,931)	(92,395)
Adjusted Net Interest Income (Loss) (1)	$24,335	$19,052	$2,203	$(5,482)	$40,108

Average Interest Earning Assets (3)	$4,744,950	$3,227,486	$74,273	$126,552	$8,173,261
Average Interest Bearing Liabilities (4)	$4,296,191	$2,742,414	$—	$410,458	$7,449,063

Yield on Average Interest Earning Assets (1) (5)	5.88%	7.32%	11.86%	4.58%	6.48%
Average Financing Cost (1) (6)	(4.24)%	(5.85)%	—	(6.77)%	(4.98)%
Net Interest Spread (1) (7)	1.64%	1.47%	11.86%	(2.19)%	1.50%

Six Months Ended June 30, 2026

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$191,925	$126,993	$3,368	$7,033	$329,319
Adjusted Interest Expense (1)	(119,670)	(86,351)	—	(24,858)	(230,879)
Adjusted Net Interest Income (Loss) (1)	$72,255	$40,642	$3,368	$(17,825)	$98,440

Average Interest Earning Assets (3)	$6,802,507	$3,723,460	$55,508	$306,918	$10,888,393
Average Interest Bearing Liabilities (4)	$6,124,617	$3,321,164	$—	$705,809	$10,151,590

Yield on Average Interest Earning Assets (1) (5)	5.64%	6.82%	12.14%	4.58%	6.05%
Average Financing Cost (1) (6)	(3.94)%	(5.24)%	—	(7.10)%	(4.59)%
Net Interest Spread (1) (7)	1.70%	1.58%	12.14%	(2.52)%	1.46%

Six Months Ended June 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$125,442	$119,379	$4,808	$5,645	$255,274
Adjusted Interest Expense (1)	(81,626)	(81,112)	—	(16,218)	(178,956)
Adjusted Net Interest Income (Loss) (1)	$43,816	$38,267	$4,808	$(10,573)	$76,318

Average Interest Earning Assets (3)	$4,263,873	$3,265,543	$80,344	$272,616	$7,882,376
Average Interest Bearing Liabilities (4)	$3,826,210	$2,764,857	$—	$541,058	$7,132,125

Yield on Average Interest Earning Assets (1) (5)	5.88%	7.31%	11.97%	4.14%	6.48%
Average Financing Cost (1) (6)	(4.30)%	(5.92)%	—	(6.04)%	(5.06)%
Net Interest Spread (1) (7)	1.58%	1.39%	11.97%	(1.90)%	1.42%

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
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements and warehouse facilities, residential loan securitization and non-Agency RMBS re-securitization CDOs, senior unsecured notes, subordinated debentures and cost basis of outstanding TBAs, to the extent applicable, and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

For the three- and six- month periods, adjusted interest income increased by approximately $34.9 million and $74.0 million, respectively, primarily driven by growth in our interest earning assets that reflects increased investment in Agency RMBS and residential loans. Yields on average interest earning assets fell in 2026, as the portfolio transitioned away from higher-yielding business purpose bridge loans toward lower-yielding Agency RMBS and business purpose rental loans.

Adjusted interest expense increased for the three- and six- month periods by approximately $24.7 million and $51.9 million, respectively, as a result of increased financing obtained to fund investing activity through repurchase agreements, warehouse facilities and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased for the three- and six- month periods primarily due to improved financing terms and base interest rate movements since June 2025.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three and six months ended June 30, 2026 and 2025, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2026					2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$92,911	$75,734	$1,714	$4,034	$174,393	$69,743	$67,506	$2,203	$1,449	$140,901
GAAP interest expense	(56,683)	(55,199)	—	(12,302)	(124,184)	(48,564)	(48,637)	—	(7,253)	(104,454)
GAAP total net interest income (loss)	$36,228	$20,535	$1,714	$(8,268)	$50,209	$21,179	$18,869	$2,203	$(5,804)	$36,447

GAAP interest income	$92,911	$75,734	$1,714	$4,034	$174,393	$69,743	$67,506	$2,203	$1,449	$140,901
Adjusted for:
Consolidated SLST CDO interest expense	—	(10,964)	—	—	(10,964)	—	(8,429)	—	—	(8,429)
Implied interest income from TBAs	3,945	—	—	—	3,945	31	—	—	—	31
Adjusted interest income	$96,856	$64,770	$1,714	$4,034	$167,374	$69,774	$59,077	$2,203	$1,449	$132,503

GAAP interest expense	$(56,683)	$(55,199)	$—	$(12,302)	$(124,184)	$(48,564)	$(48,637)	$—	$(7,253)	$(104,454)
Adjusted for:
Consolidated SLST CDO interest expense	—	10,964	—	—	10,964	—	8,429	—	—	8,429
Net interest component of interest rate swaps	(1,099)	(42)	—	(542)	(1,683)	3,149	183	—	322	3,654
Implied financing cost of TBAs	(2,197)	—	—	—	(2,197)	(24)	—	—	—	(24)
Adjusted interest expense	$(59,979)	$(44,277)	$—	$(12,844)	$(117,100)	$(45,439)	$(40,025)	$—	$(6,931)	$(92,395)

Adjusted net interest income (loss) (1)	$36,877	$20,493	$1,714	$(8,810)	$50,274	$24,335	$19,052	$2,203	$(5,482)	$40,108

	For the Six Months Ended June 30,
	2026					2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$186,980	$149,078	$3,368	$7,033	$346,459	$125,411	$134,772	$4,808	$5,645	$270,636
GAAP interest expense	(115,280)	(108,404)	—	(24,154)	(247,838)	(86,931)	(96,946)	—	(17,214)	(201,091)
GAAP total net interest income (loss)	$71,700	$40,674	$3,368	$(17,121)	$98,621	$38,480	$37,826	$4,808	$(11,569)	$69,545

GAAP interest income	$186,980	$149,078	$3,368	$7,033	$346,459	$125,411	$134,772	$4,808	$5,645	$270,636
Adjusted for:
Consolidated SLST CDO interest expense	—	(22,085)	—	—	(22,085)	—	(15,393)	—	—	(15,393)
Implied interest income from TBAs	4,945	—	—	—	4,945	31	—	—	—	31
Adjusted interest income	$191,925	$126,993	$3,368	$7,033	$329,319	$125,442	$119,379	$4,808	$5,645	$255,274

GAAP interest expense	$(115,280)	$(108,404)	$—	$(24,154)	$(247,838)	$(86,931)	$(96,946)	$—	$(17,214)	$(201,091)
Adjusted for:
Consolidated SLST CDO interest expense	—	22,085	—	—	22,085	—	15,393	—	—	15,393
Net interest component of interest rate swaps	(1,480)	(32)	—	(704)	(2,216)	5,329	441	—	996	6,766
Implied financing cost of TBAs	(2,910)	—	—	—	(2,910)	(24)	—	—	—	(24)
Adjusted interest expense	$(119,670)	$(86,351)	$—	$(24,858)	$(230,879)	$(81,626)	$(81,112)	$—	$(16,218)	$(178,956)

Adjusted net interest income (loss) (1)	$72,255	$40,642	$3,368	$(17,825)	$98,440	$43,816	$38,267	$4,808	$(10,573)	$76,318

(1)Adjusted net interest income (loss) is calculated by subtracting adjusted interest expense from adjusted interest income.

Earnings Available for Distribution

Earnings available for distribution attributable to Company's common stockholders ("EAD") (and by calculation, EAD per common share) is a supplemental non-GAAP financial measure comparable to GAAP net income (loss) attributable to Company's common stockholders. EAD is defined as GAAP net income (loss) attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses) on our investment portfolio, (b) gains (losses) on derivative instruments (excluding the net interest component of interest rate swaps and TBA dollar roll income), (c) impairment of real estate, (d) other non-recurring gains (losses), (e) depreciation of operating real estate, (f) non-cash expenses, (g) financing transaction costs, (h) non-recurring restructuring and transaction expenses, (i) the income tax effect of non-EAD income (loss) items and (j) EAD adjustments attributable to non-controlling interests.

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

A reconciliation of GAAP net income (loss) attributable to Company's common stockholders to EAD for the three and six months ended June 30, 2026 and 2025, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income (loss) attributable to Company's common stockholders	$43,424	$(3,486)	$80,320	$26,799
Adjustments:
Realized losses, net	12,960	3,771	23,640	44,871
Unrealized losses (gains), net	8,499	(24,614)	71,067	(142,818)
(Gains) losses on derivative instruments, net (1)	(48,724)	30,627	(136,785)	80,541
Unrealized losses, net on equity investments (2)	1,020	3,352	1,065	4,450
Impairment of real estate	161	3,913	2,391	7,818
Other losses (gains) (3)	150	(535)	(50,116)	(1,310)
Depreciation of operating real estate	4,486	5,928	9,109	11,823
Non-cash expenses (4)	3,294	2,561	6,451	4,759
Financing transaction costs	3,125	750	8,507	6,232
Restructuring and transaction expenses (5)	—	577	—	1,413
Income tax effect of adjustments	11	(173)	15	313
EAD adjustments attributable to non-controlling interests	(1,279)	(2,647)	37,881	(6,674)
Earnings available for distribution attributable to Company's common stockholders	$27,127	$20,024	$53,545	$38,217

Weighted average shares outstanding - basic	89,979	90,324	90,165	90,453
GAAP net income (loss) attributable to Company's common stockholders per common share - basic	$0.48	$(0.04)	$0.89	$0.30
EAD per common share - basic	$0.30	$0.22	$0.59	$0.42

(1)Excludes net interest expense of interest rate swaps of approximately $1.7 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and net interest benefit of interest rate swaps of approximately $3.7 million and $6.8 million for the three and six months ended June 30, 2025, respectively. Also excludes TBA dollar roll income of approximately $1.7 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $7.0 thousand for the three and six months ended June 30, 2025.
(2)Included in (loss) income from equity investments on the Company's condensed consolidated statements of operations.
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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of June 30, 2026 and December 31, 2025, respectively, is presented below (amounts in thousands, except per share data):

	June 30, 2026	December 31, 2025
Company's stockholders' equity	$1,472,463	$1,426,922
Preferred stock liquidation preference	(559,642)	(559,642)
GAAP book value	912,821	867,280
Add:
Cumulative depreciation expense on real estate (1)	26,516	26,864
Cumulative amortization of lease intangibles related to real estate (1)	3,794	4,106
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	28,225	42,222
Adjustment of amortized cost liabilities to fair value	21,649	19,202
Adjusted book value	$993,005	$959,674

Common shares outstanding	89,880	90,304
GAAP book value per common share (2)	$10.16	$9.60
Adjusted book value per common share (3)	$11.05	$10.63

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Balance Sheet Analysis

As of June 30, 2026, we had approximately $13.0 billion of total assets. Included in this amount is approximately $1.1 billion of assets held in Consolidated SLST and $376.1 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2025, we had approximately $12.6 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $456.4 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Investing Activity” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Investment Securities

At June 30, 2026, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include TBAs and first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2026, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of June 30, 2026 as compared to December 31, 2025 is primarily due to purchases of Agency RMBS, U.S. Treasury securities, non-Agency RMBS and TBAs, partially offset by principal paydowns of Agency RMBS and a decrease in the fair value of a majority of our investment securities during the period.

The following tables summarize our investment securities portfolio as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”) and TBAs
Agency RMBS and TBAs
Fixed rate	$6,297,858	$6,280,490	$63,023	$(7,190)	$6,336,323	5.48%	5.53%
Adjustable rate	105,368	103,844	2,998	—	106,842	5.41%	5.53%
IO	1,816,929	135,074	2,070	(16,774)	120,370	2.27%	10.16%
TBAs (3)	650,000	662,984	1,410	—	664,394	6.12%	—
Total Agency RMBS and TBAs	8,870,155	7,182,392	69,501	(23,964)	7,227,929	4.86%	5.61%
Non-Agency RMBS
Senior	42,887	42,887	—	(205)	42,682	5.38%	5.32%
Subordinated	8,509	7,942	—	(2,354)	5,588	5.01%	5.79%
IO	294,793	11,367	4,416	—	15,783	1.39%	28.85%
Total Non-Agency RMBS	346,189	62,196	4,416	(2,559)	64,053	1.69%	12.90%
U.S. Treasury securities	360,368	358,770	138	(3,093)	355,815	4.17%	4.09%
Total - AFS and TBAs	$9,576,712	$7,603,358	$74,055	$(29,616)	$7,647,797	4.73%	5.63%
Consolidated SLST
Non-Agency RMBS
Subordinated	$241,192	$170,806	$1,885	$(43,021)	$129,670	4.88%	5.48%
IO	116,272	9,974	—	(201)	9,773	3.50%	10.19%
Total Non-Agency RMBS	357,464	180,780	1,885	(43,222)	139,443	4.43%	5.76%
Total - Consolidated SLST	$357,464	$180,780	$1,885	$(43,222)	$139,443	4.43%	5.76%
Total Investment Securities	$9,934,176	$7,784,138	$75,940	$(72,838)	$7,787,240	4.72%	5.63%

	December 31, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$6,330,554	$6,300,852	$124,348	$(700)	$6,424,500	5.57%	5.63%
Adjustable rate	116,025	114,427	3,662	—	118,089	5.43%	5.53%
IO	1,425,469	105,495	61	(14,669)	90,887	1.67%	12.07%
Total Agency RMBS	7,872,048	6,520,774	128,071	(15,369)	6,633,476	4.77%	5.75%
Non-Agency RMBS
Senior	2,500	2,500	56	—	2,556	8.72%	8.72%
Subordinated	8,509	7,925	10	(2,312)	5,623	4.79%	5.59%
IO	308,989	11,778	5,635	—	17,413	1.52%	28.86%
Total Non-Agency RMBS	319,998	22,203	5,701	(2,312)	25,592	1.65%	19.03%
U.S. Treasury securities	245,309	246,298	1,652	(2,237)	245,713	4.63%	4.62%
Total - AFS	$8,437,355	$6,789,275	$135,424	$(19,918)	$6,904,781	4.61%	5.78%
Consolidated SLST
Non-Agency RMBS
Subordinated	$248,588	$179,415	$2,429	$(41,549)	$140,295	4.80%	6.67%
IO	120,487	11,488	—	(262)	11,226	3.50%	9.19%
Total Non-Agency RMBS	369,075	190,903	2,429	(41,811)	151,521	4.36%	6.84%
Total - Consolidated SLST	$369,075	$190,903	$2,429	$(41,811)	$151,521	4.36%	6.84%
Total Investment Securities	$8,806,430	$6,980,178	$137,853	$(61,729)	$7,056,302	4.60%	5.82%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods and excludes TBAs.
(3)TBAs are recorded as derivative instruments in the accompanying condensed consolidated financial statements. As of June 30, 2026, our TBAs had a net carrying value of $1.4 million reported in other assets on the accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or amortized cost).

The following tables summarize certain characteristics of our Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026
			Weighted Average
	Current Par Value	Fair Value	CPR (1) (2)	Loan Age (Months) (2)
Agency RMBS and TBAs
30-Year Fixed rate
4.5%	$48,111	$46,392	4.3%	35
5.0%	1,729,816	1,706,685	8.2%	18
5.5%	3,160,625	3,185,478	17.1%	23
6.0%	1,143,643	1,173,284	25.8%	28
6.5%	215,663	224,484	24.2%	38
TBAs 5.5%	250,000	250,644	—	—
TBAs 6.5%	400,000	413,750	—	—
Total 30-Year Fixed rate	6,947,858	7,000,717	16.4%	23
Adjustable rate	105,368	106,842	12.9%	38
IO	1,816,929	120,370	16.9%	22
Total Agency RMBS and TBAs	$8,870,155	$7,227,929	16.4%	23

	December 31, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$49,917	$48,850	3.9%	30
5.0%	1,747,765	1,746,572	5.6%	13
5.5%	3,286,803	3,342,270	14.5%	19
6.0%	993,027	1,022,374	26.2%	27
6.5%	253,042	264,434	28.6%	33
Total 30-Year Fixed rate	6,330,554	6,424,500	14.4%	19
Adjustable rate	116,025	118,089	12.8%	32
IO	1,425,469	90,887	20.4%	22
Total Agency RMBS	$7,872,048	$6,633,476	14.5%	19

(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.
(2)Excludes TBAs as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

As of June 30, 2026 and December 31, 2025, investment securities with a fair value of $6.5 billion and $6.4 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of June 30, 2026 and December 31, 2025, Agency RMBS with a fair value of $114.7 million and $68.5 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of June 30, 2026 and December 31, 2025, Consolidated SLST subordinated bonds with a fair value of $117.5 million and $121.7 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of June 30, 2026, the Company had $6.2 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of June 30, 2026, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of June 30, 2026, the weighted average interest rate for repurchase agreements secured by investment securities was 3.81%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2026	$6,224,407	$6,214,114	$6,249,161
March 31, 2026	6,269,033	6,214,069	6,387,099

December 31, 2025	6,126,602	6,154,086	6,154,086
September 30, 2025	5,768,898	6,100,691	6,198,269
June 30, 2025	4,512,106	4,602,078	4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

TBA Dollar Rolls

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. We include the cost basis of outstanding TBAs in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. As of June 30, 2026, the Company had outstanding TBA forward contracts with a cost basis of $663.0 million.

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

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
June 30, 2026	$61,133	$60,843	7.38%	2064
December 31, 2025	65,331	65,276	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of June 30, 2026, CDOs with an aggregate outstanding face amount of $61.1 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 16). For the three and six months ended June 30, 2026, the Company recognized $90.6 thousand and $234.3 thousand in net unrealized gains, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized $37.6 thousand in net unrealized gains and $82.6 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

Residential Loans

The following table presents the Company’s residential loans, which include acquired and originated residential loans held in the Company's investment portfolio, residential loans held in Consolidated SLST and originated residential loans held for sale as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Acquired and originated residential loans	$3,677,228	$3,192,498
Consolidated SLST	1,104,207	1,165,677
Originated residential loans held for sale	59,002	80,707
Total	$4,840,437	$4,438,882

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

The following tables detail our acquired and originated residential loans by strategy at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	11,833	$2,329,382	$2,374,908	750	71%	7.01%
Business purpose bridge loan strategy	1,190	547,333	527,404	743	66%	10.31%
Performing residential loan strategy	2,315	529,380	470,908	728	52%	4.35%
Re-performing residential loan strategy	2,528	313,066	304,008	658	45%	5.12%
Total	17,866	$3,719,161	$3,677,228

	December 31, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	7,768	$1,529,273	$1,569,595	748	71%	7.05%
Business purpose bridge loan strategy	1,705	827,810	815,625	740	65%	10.32%
Performing residential loan strategy	2,377	543,278	484,946	744	52%	4.25%
Re-performing residential loan strategy	2,642	331,969	322,332	659	46%	5.14%
Total	14,492	$3,232,330	$3,192,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired and Originated Residential Loans:

Loan to Value at Purchase (1)	June 30, 2026	December 31, 2025
50% or less	6.9%	7.4%
>50% - 60%	7.9%	8.3%
>60% - 70%	22.7%	21.7%
>70% - 80%	51.0%	46.7%
>80% - 90%	6.5%	9.6%
>90% - 100%	2.9%	3.7%
>100%	2.1%	2.6%
Total	100.0%	100.0%
(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2026	December 31, 2025
550 or less	2.8%	3.5%
551 to 600	2.7%	3.3%
601 to 650	3.2%	4.0%
651 to 700	12.1%	13.2%
701 to 750	30.6%	31.1%
751 to 800	39.4%	36.6%
801 and over	9.2%	8.3%
Total	100.0%	100.0%

Current Coupon	June 30, 2026	December 31, 2025
3.00% or less	3.6%	4.3%
3.01% - 4.00%	7.5%	9.1%
4.01% - 5.00%	9.1%	11.0%
5.01% - 6.00%	5.4%	5.0%
6.01% - 7.00%	25.7%	15.3%
7.01% - 8.00%	26.6%	22.2%
8.01% and over	22.1%	33.1%
Total	100.0%	100.0%

Delinquency Status	June 30, 2026	December 31, 2025
Current	95.1%	95.0%
31 – 60 days	0.9%	0.9%
61 – 90 days	0.5%	0.5%
90+ days	3.5%	3.6%
Total	100.0%	100.0%

Origination Year	June 30, 2026	December 31, 2025
2007 or earlier	7.6%	9.3%
2008 - 2019	5.3%	6.4%
2020 - 2023	17.7%	22.6%
2024	15.5%	22.2%
2025	30.9%	39.5%
2026	23.0%	—
Total	100.0%	100.0%

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). Prior to July 15, 2025, the Company purchased approximately $78.0 million and $228.7 million of residential loans from Constructive during the three and six months ended June 30, 2025, respectively. The Company sold approximately $18.1 million of residential loans to this entity during the three and six months ended June 30, 2025, recognizing a realized gain of approximately $0.2 million.

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

Our investment in Consolidated SLST as of June 30, 2026 and December 31, 2025 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $139.4 million and $151.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section above.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2026	December 31, 2025
Current fair value	$1,104,207	$1,165,677
Current unpaid principal balance	$1,262,473	$1,307,770
Number of loans	8,386	8,641
Current average loan size	$150,545	$151,345
Weighted average original loan term (in months) at purchase	346	346
Weighted average LTV at purchase	66%	66%
Weighted average credit score at purchase	783	787

Current Coupon:
3.00% or less	6.7%	6.8%
3.01% – 4.00%	36.2%	36.1%
4.01% – 5.00%	38.8%	38.9%
5.01% – 6.00%	10.7%	10.7%
6.01% and over	7.6%	7.5%

Delinquency Status:
Current	70.7%	68.4%
31 - 60	13.8%	15.3%
61 - 90	5.3%	6.0%
90+	10.2%	10.3%

Origination Year:
2005 or earlier	23.8%	23.9%
2006	12.5%	12.5%
2007	18.7%	18.6%
2008 or later	45.0%	45.0%

Geographic state concentration (greater than 5.0%):
California	11.3%	11.2%
New York	10.9%	10.7%
Florida	8.6%	8.6%
Illinois	7.4%	7.4%
New Jersey	6.2%	6.3%

Originated Residential Loans Held for Sale

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market.

The following table details the loan characteristics of our residential loans held for sale as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2026	December 31, 2025
Current fair value	$59,002	$80,707
Current unpaid principal balance	$57,526	$78,915
Number of loans	317	356
Current average loan size	$181,485	$221,714
Weighted average FICO	758	757
Weighted average LTV	74%	73%
Weighted average coupon	7.1%	7.1%

The following tables include additional information on residential loans originated during the three months ended June 30, 2026 (dollar amounts in thousands):

Originations by Channel	Unpaid Principal	%
Wholesale	360,952	88.9%
Retail	45,177	11.1%
Total	$406,129	100.0%

Originations by Strategy	Unpaid Principal	%
Business purpose rental loan strategy	$377,916	93.1%
Business purpose bridge loan strategy	28,213	6.9%
Total	$406,129	100.0%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements and Warehouse Facilities

As of June 30, 2026, the Company had repurchase agreements or warehouse facilities with eight third-party financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. As of June 30, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and warehouse facilities and associated assets pledged as collateral at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2026	$3,675,000	$853,226	$(117)	$853,109	$1,019,455	5.63%	9.67
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $860.6 million, residential loans held for sale with an aggregate carrying value of $55.5 million and single-family rental properties with a net carrying value of $103.3 million as of June 30, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2026	$718,601	$853,226	$853,226
March 31, 2026	725,688	804,986	804,986

December 31, 2025	513,152	599,392	599,392
September 30, 2025	514,353	380,692	614,683
June 30, 2025	310,977	305,440	329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $140.8 million and $281.8 million, respectively, as of June 30, 2026. As of December 31, 2025, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $152.9 million and $284.0 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$1,016,806	$956,329	3.20%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,273,190	$2,223,048	5.03%	2039 - 2069
Residential loan securitizations at amortized cost, net	$341,703	$341,636	3.76%	2035 - 2061

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,103,164	$2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	$363,712	$363,645	3.74%	2035 - 2061

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of June 30, 2026, CDOs with an aggregate outstanding face amount of $2.0 billion contain an interest rate step-up feature whereby the interest rate increases by 1.00% on defined dates ranging between 30 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)Stated maturity dates for Consolidated SLST include the stated final distribution dates of the respective securitizations. The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2026, the Company recognized $11.7 million and $22.6 million in net unrealized gains, respectively, on residential loan securitizations at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

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

The Company has ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 28.1% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	10	$67,846	$81,234	12.90%	4.4
Preferred equity investment in Consolidated VIE (4)	1	13,039	13,063	13.65%	5.5
Total	11	$80,885	$94,297	13.00%	4.5

	December 31, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	12	$80,187	$95,903	12.59%	4.6
Preferred equity investment in Consolidated VIE (4)	1	17,344	17,368	13.86%	6.0
Total	13	$97,531	$113,271	12.79%	4.8
(1)Preferred equity investments in the amounts of $45.1 million and $55.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Preferred equity investments in the amounts of $22.8 million and $24.7 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$187	$284
Real estate, net	52,749	53,420
Other assets	3,646	4,030
Total assets	56,582	57,734

Mortgage payable on real estate, net	45,137	45,131
Other liabilities	1,503	1,962
Total liabilities	46,640	47,093

Non-controlling interest in Consolidated VIE	(3,097)	(6,703)
Preferred equity investment in Consolidated VIE	$13,039	$17,344

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$47,854	50.7%	12.39%	83%	1.15x
Arizona	1	13,386	14.2%	14.00%	77%	0.96x	(3)
South Dakota	1	11,846	12.6%	15.00%	87%	1.74x
South Carolina	1	10,685	11.3%	13.00%	78%	1.16x
Arkansas	1	5,480	5.8%	13.50%	77%	1.88x
Indiana	1	5,046	5.4%	11.00%	82%	1.60x
Total	11	$94,297	100.0%	13.00%	82%	1.30x

	December 31, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,536	45.5%	12.40%	84%	1.10x
Arizona	1	15,031	13.3%	14.00%	80%	1.49x
South Dakota	1	11,451	10.1%	15.00%	86%	1.54x
Florida	1	11,022	9.7%	11.00%	85%	1.00x
South Carolina	1	10,319	9.1%	13.00%	77%	1.19x
Other	3	13,912	12.3%	12.35%	79%	1.51x
Total	13	$113,271	100.0%	12.79%	83%	1.24x

(1)Represents the weighted average LTV utilizing combined senior loan and Mezzanine Lending investment and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.
(3)DSCR affected by an interest rate cap contract entered into during the three months ended June 30, 2026.

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

A reconciliation of our net equity investments in consolidated multi-family properties, including our preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,939	$3,853
Real estate, net	341,352	424,655
Other assets	30,800	27,923
Total assets	$376,091	$456,431

Mortgages payable on real estate, net (1)	$274,940	$332,131
Other liabilities	6,021	9,655
Total liabilities	$280,961	$341,786

Redeemable non-controlling interest in Consolidated VIEs	$2,529	$3,016
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(28,225)	(42,222)
Non-controlling interest in Consolidated VIEs	(3,118)	374
Net equity investment	$123,944	$153,477
Less: Net equity in preferred equity investment in Consolidated VIE (2)	(13,039)	(17,344)
Net equity investment in Consolidated Real Estate VIEs	$110,905	$136,133

(1)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(2)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Cross-Collateralized Mezzanine Lending Investment

As of June 30, 2026, the Company's net equity investment in consolidated multi-family properties primarily consists of one cross-collateralized mezzanine lending investment in the amount of $110.9 million. The entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $2.5 million as of June 30, 2026.

Property Data for Cross-Collateralized Mezzanine Lending Investment

The following table provides summary information regarding the multi-family properties underlying our cross-collateralized mezzanine lending investment as of June 30, 2026.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	94.8%	324	$1,454	83.4%
Dallas, TX	1	96.5%	252	1,348	87.4%
Houston, TX	1	94.5%	192	1,359	78.9%
Little Rock, AR	1	96.9%	202	1,391	90.8%
Louisville, KY	1	89.0%	300	1,506	77.0%
Montgomery, AL	1	96.5%	252	1,143	86.8%
San Antonio, TX	2	93.9%	684	1,159	82.3%
Total Count/Average	8	94.3%	2,206	$1,308	83.2%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative instruments in connection with its risk management activities to manage exposure to changes in interest rates, market values, credit performance and broader geopolitical and market conditions affecting our assets and liabilities. The Company elected not to apply hedge accounting for its derivative instruments. Accordingly, all derivatives are recognized at fair value on the condensed consolidated financial statements, and changes in fair value are recorded in current period earnings. Derivative instruments used by the Company may include interest rate swaps, interest rate caps, TBAs, credit default swaps, U.S. Treasury, commodity and index futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also invest in other types of mortgage derivative securities. Constructive may enter into certain interest rate lock commitments (“IRLCs”) which represent a commitment to a particular interest rate provided the borrower is able to close the respective loan within a specified period.
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
The Company uses TBAs to mitigate interest rate risk and also invests in TBAs as a means of acquiring additional exposure to Agency fixed-rate RMBS. TBAs are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (implied interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.

The Company uses or may use other types of derivatives instruments such as commodity and index futures and options contracts to manage broader geopolitical and market risk. Commodity futures contracts obligate the Company to sell or buy a specific quantity of the commodity at a predetermined price for future delivery. The Company has also purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.
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

Debt

The Company's debt as of June 30, 2026 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

The following table presents a summary of the Senior Unsecured Notes as of June 30, 2026 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate	Maturity Date	Optional Redemption Date
2031 Senior Notes at fair value	$90,000	$90,050	9.250%	April 1, 2031	April 1, 2028
9.875% 2030 Senior Notes at fair value	115,000	115,216	9.875%	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	82,500	82,451	9.125%	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	60,000	59,820	9.125%	July 1, 2029	July 1, 2026
Total Senior Unsecured Notes	$347,500	$347,537

Subordinated Debentures

As of June 30, 2026, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 7.80% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at June 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,585	$148,585
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	180,453	180,453
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,792	139,792
7.000% Series G Cumulative Redeemable Preferred Stock	71,642	71,642
Common stock	899	903
Additional paid-in capital	2,306,071	2,294,194
Accumulated deficit	(1,374,979)	(1,408,647)
Company's stockholders' equity	$1,472,463	$1,426,922

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending June 30, 2027) and long-term (beyond June 30, 2027) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement or warehouse facility financing. Beginning in 2023 and through the six months ended June 30, 2026, we have been expanding our holdings of Agency RMBS, which are more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of June 30, 2026, the Company’s portfolio recourse leverage ratio of 5.2x remains within our target range. As of June 30, 2026, 70% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 58% of that debt collateralized by Agency RMBS, 8% collateralized by residential credit assets and 4% collateralized by U.S. Treasury securities. The remaining 30% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector. We focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At June 30, 2026, we had $181.8 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin), $440.2 million of unencumbered investment securities (including the securities we own in Consolidated SLST) and $43.4 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Six Months Ended June 30, 2026

During the six months ended June 30, 2026, net cash, cash equivalents and restricted cash decreased by $33.2 million.

Cash Flows from Operating Activities

We generated net cash flows provided by operating activities totaling $89.2 million during the six months ended June 30, 2026. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate). Cash flows provided by operating activities are also impacted by Constructive's residential loan origination and sale activity during each period. Excluding net cash flows for originations and proceeds from sales and repayments of residential loans held for sale, cash flows provided by operating activities were $50.3 million for the six months ended June 30, 2026.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2026, our net cash flows used in investing activities were $367.5 million, primarily as a result of purchases of investment securities and purchases and originations of residential loans held in our investment portfolio. This was partially offset by principal repayments received on residential loans, investment securities and multi-family loans, net proceeds from the sale of investment securities, residential loans and real estate, net variation margin received for derivative instruments, net payments received from settlement of derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2026, our net cash flows provided by financing activities were $245.2 million. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and warehouse facilities and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, repayment of senior unsecured notes, net distributions to non-controlling interests in Consolidated VIEs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of June 30, 2026, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2026, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties in our investment portfolio. Also as of June 30, 2026, Constructive had outstanding short-term warehouse facilities of less than one year on residential loans held for sale. The outstanding financing under certain of these repurchase agreements and warehouse facilities is secured by the underlying residential loans and other related collateral and is subject to margin or margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements and Warehouse Facilities" for further information. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default. The repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of June 30, 2026, we had an aggregate amount at risk under repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties of approximately $166.2 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements and warehouse facilities. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of June 30, 2026, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of June 30, 2026, we had $181.8 million included in cash and cash equivalents and $440.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of June 30, 2026 included $410.6 million of Agency RMBS and $29.6 million of non-Agency RMBS (including an IO security we own in Consolidated SLST).

At June 30, 2026, we had $347.5 million in aggregate Senior Unsecured Notes outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Debt" for further details. No sinking fund is provided for Senior Unsecured Notes.

At June 30, 2026, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.6 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $60.8 million. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by Consolidated Real Estate VIEs are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of June 30, 2026, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 5.5 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of June 30, 2026, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement and warehouse facility financing and cost basis of outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 5.2 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, interest rate caps, credit default swaps, U.S. Treasury, commodity and index futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also use TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. The Company issued the 2031 Senior Notes in an underwritten public offering during the six months ended June 30, 2026.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the six months ended June 30, 2026. As of June 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2027.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the six months ended June 30, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share. As of June 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2027.

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

Commitment to Fund Business Purpose Loans

As of June 30, 2026, the Company had commitments to fund up to $115.0 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment. In addition, from time to time, Constructive makes short-term commitments to originate business purpose loans and such commitments totaled $112.4 million as of June 30, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2026.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of June 30, 2026 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(142,035)
+100	$(72,247)
-100	$68,964
-200	$139,600
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of June 30, 2026. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2026 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our net assets as of June 30, 2026, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Percentage Change in Net Asset Fair Value (1)
(basis points)
+200	(3.08)%
+100	(2.25)%
Base	—
-100	1.32%
-200	2.63%
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of June 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

During the three months ended June 30, 2026, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of June 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

3.2	Articles of Amendment effecting the change of the name of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

3.3	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

3.4
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.5
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.6
Articles Supplementary classifying and designating the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

3.7
Articles Supplementary classifying and designating 3,000,000 additional shares of the Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

3.8
Articles Supplementary classifying and designating the Company’s 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

3.9
Articles Supplementary classifying and designating 2,000,000 additional shares of the Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

3.10
Articles Supplementary classifying and designating the Company’s 7.000% Series G Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”) (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 23, 2021).

3.11
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

10.1†	Third Amendment to the Adamas Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2026).

10.2†	Adamas Trust, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2026).

10.3†	Deferral Election Form (2024 PSUs) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2026).

10.4*†	Form of 2026 Deferred Stock Unit Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS TRUST, INC.

Date:	July 31, 2026	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2026	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)