Form 10-Q
period 2026-09-30
ADAMAS TRUST, INC.
filed 2026-10-30
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ADAM	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMM	NASDAQ	Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAML	NASDAQ	Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	ADAMZ	NASDAQ	Stock Market
9.125% Senior Notes due 2029	ADAMI	NASDAQ	Stock Market
9.125% Senior Notes due 2030	ADAMG	NASDAQ	Stock Market
9.875% Senior Notes due 2030	ADAMH	NASDAQ	Stock Market
9.250% Senior Notes due 2031	ADAMO	NASDAQ	Stock Market
9.600% Senior Notes due 2031	ADAMK	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on October 23, 2026 was 90,304,746.

ADAMAS TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$7,343,161	$6,904,781
Residential loans, at fair value	4,788,939	4,358,175
Residential loans held for sale, at fair value	150,969	80,707
Multi-family loans, at fair value	36,868	55,476
Equity investments, at fair value	17,926	24,711
Cash and cash equivalents	262,360	210,333
Real estate, net	439,590	553,496
Goodwill	22,396	22,396
Other assets	461,966	428,772
Total Assets (1)	$13,524,175	$12,638,847
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements and warehouse facilities	$7,460,119	$6,753,417
Collateralized debt obligations ($3,463,270 at fair value and $328,681 at amortized cost, net as of September 30, 2026 and $3,148,157 at fair value and $363,645 at amortized cost, net as of December 31, 2025)	3,791,951	3,511,802
Senior unsecured notes ($434,607 at fair value as of September 30, 2026 and $260,852 at fair value and $99,585 at amortized cost, net as of December 31, 2025)	434,607	360,437
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	274,923	332,131
Other liabilities	244,595	205,623
Total liabilities (1)	12,251,195	11,208,410

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	80	3,016

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, 22,385,674 shares issued and outstanding ($559,642 aggregate liquidation preference)	540,472	540,472
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,304,746 and 90,303,863 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	903	903
Additional paid-in capital	2,308,848	2,294,194
Accumulated deficit	(1,574,072)	(1,408,647)
Company's stockholders' equity	1,276,151	1,426,922
Non-controlling interests	(3,251)	499
Total equity	1,272,900	1,427,421
Total Liabilities and Equity	$13,524,175	$12,638,847

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $4,441,415 and $4,367,560, respectively, and the liabilities of consolidated VIEs totaled $4,101,990 and $3,881,273, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NET INTEREST INCOME:
Interest income	$181,234	$160,633	$527,692	$431,268
Interest expense	132,437	124,047	380,275	325,137
Total net interest income	48,797	36,586	147,417	106,131

NET LOSS FROM REAL ESTATE:
Rental income	11,263	16,600	35,871	51,940
Other real estate income	1,995	2,504	5,972	8,457
Total income from real estate	13,258	19,104	41,843	60,397
Interest expense, mortgages payable on real estate	3,281	5,409	10,452	17,298
Depreciation expense	4,503	5,936	13,612	17,759
Other real estate expenses	8,235	11,637	25,430	34,466
Total expenses related to real estate	16,019	22,982	49,494	69,523
Total net loss from real estate	(2,761)	(3,878)	(7,651)	(9,126)

OTHER (LOSS) INCOME:
Realized losses, net	(6,063)	(5,610)	(29,703)	(50,481)
Unrealized (losses) gains, net	(471,875)	54,852	(542,942)	197,670
Gains (losses) on derivative instruments, net	298,961	(13,006)	435,565	(86,774)
Mortgage banking activities, net	10,856	14,103	42,394	14,103
(Loss) income from equity investments	(3,196)	(1,595)	(2,706)	567
Impairment of real estate	(98)	(1,619)	(2,489)	(9,437)
Other income	3,183	1,479	57,754	5,644
Total other (loss) income	(168,232)	48,604	(42,127)	71,292

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	24,262	23,349	74,363	47,549
Portfolio operating expenses	5,835	6,747	18,400	21,307
Loan origination costs	4,198	3,788	13,070	3,788
Financing transaction costs	5,661	7,941	14,168	14,173
Total general, administrative and operating expenses	39,956	41,825	120,001	86,817

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(162,152)	39,487	(22,362)	81,480
Income tax (benefit) expense	(22)	(298)	150	189

NET (LOSS) INCOME	(162,130)	39,785	(22,512)	81,291
Net loss (income) attributable to non-controlling interests	2,996	5,035	(32,840)	14,231
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(159,134)	44,820	(55,352)	95,522
Preferred stock dividends	(11,849)	(12,118)	(35,311)	(36,021)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(170,983)	$32,702	$(90,663)	$59,501

Basic (loss) earnings per common share	$(1.89)	$0.36	$(1.01)	$0.66
Diluted (loss) earnings per common share	$(1.89)	$0.36	$(1.01)	$0.65
Weighted average shares outstanding-basic	90,275	90,406	90,202	90,437
Weighted average shares outstanding-diluted	90,275	91,614	90,202	91,352
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, June 30, 2026	89,879,786	$899	22,385,674	$540,472	$2,306,071	$(1,374,979)	$1,472,463	$(2,993)	$1,469,470
Net loss ($(2,849) allocated to redeemable non-controlling interest)	—	—	—	—	—	(159,134)	(159,134)	(147)	(159,281)
Common stock issuance, net	428,767	4	—	—	4,301	—	4,305	—	4,305
Stock based compensation expense, net	(3,807)	—	—	—	2,699	—	2,699	—	2,699
Dividends declared on common stock	—	—	—	—	—	(27,091)	(27,091)	—	(27,091)
Dividends declared on preferred stock	—	—	—	—	—	(11,849)	(11,849)	—	(11,849)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,019)	(1,019)	—	(1,019)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(111)	(111)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(4,223)	—	(4,223)	—	(4,223)
Balance, September 30, 2026	90,304,746	$903	22,385,674	$540,472	$2,308,848	$(1,574,072)	$1,276,151	$(3,251)	$1,272,900
The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, June 30, 2025	90,313,984	$903	22,339,909	$539,414	$2,281,974	$(1,441,088)	$1,381,203	$2,670	$1,383,873
Net income (loss) ($(4,241) allocated to redeemable non-controlling interest)	—	—	—	—	—	44,820	44,820	(794)	44,026
Preferred stock issuance, net	—	—	45,765	1,058	—	—	1,058	—	1,058
Stock based compensation expense, net	(6,208)	—	—	—	2,439	—	2,439	—	2,439
Dividends declared on common stock	—	—	—	—	—	(20,772)	(20,772)	—	(20,772)
Dividends declared on preferred stock	—	—	—	—	—	(12,118)	(12,118)	—	(12,118)
Dividends attributable to dividend equivalents	—	—	—	—	—	(644)	(644)	—	(644)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	—	433	433
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(2,021)	(2,021)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(5,209)	—	(5,209)	—	(5,209)
Balance, September 30, 2025	90,307,776	$903	22,385,674	$540,472	$2,279,204	$(1,429,802)	$1,390,777	$288	$1,391,065
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2025	90,303,863	$903	22,385,674	$540,472	$2,294,194	$(1,408,647)	$1,426,922	$499	$1,427,421
Net (loss) income ($14,535 allocated to redeemable non-controlling interest)	—	—	—	—	—	(55,352)	(55,352)	18,305	(37,047)
Common stock issuance, net	428,767	4	—	—	4,301	—	4,305	—	4,305
Common stock repurchases	(612,464)	(6)	—	—	(4,999)	—	(5,005)	—	(5,005)
Stock based compensation expense, net	184,580	2	—	—	5,577	—	5,579	—	5,579
Dividends declared on common stock	—	—	—	—	—	(72,027)	(72,027)	—	(72,027)
Dividends declared on preferred stock	—	—	—	—	—	(35,311)	(35,311)	—	(35,311)
Dividends attributable to dividend equivalents	—	—	—	—	—	(2,735)	(2,735)	—	(2,735)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(22,055)	(22,055)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	9,775	—	9,775	—	9,775
Balance, September 30, 2026	90,304,746	$903	22,385,674	$540,472	$2,308,848	$(1,574,072)	$1,276,151	$(3,251)	$1,272,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2024	90,574,996	$906	22,164,414	$535,445	$2,289,044	$(1,430,675)	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(11,966) allocated to redeemable non-controlling interest)	—	—	—	—	—	95,522	95,522	(2,265)	93,257
Preferred stock issuance, net	—	—	221,260	5,027	—	—	5,027	—	5,027
Common stock repurchases	(231,200)	(2)	—	—	(1,500)	—	(1,502)	—	(1,502)
Stock based compensation (benefit) expense, net	(36,020)	(1)	—	—	5,768	—	5,767	—	5,767
Dividends declared on common stock	—	—	—	—	—	(56,941)	(56,941)	—	(56,941)
Dividends declared on preferred stock	—	—	—	—	—	(36,021)	(36,021)	—	(36,021)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,687)	(1,687)	—	(1,687)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	—	1,028	1,028
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	—	(2,530)	(2,530)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	—	—	(14,108)	—	(14,108)	—	(14,108)
Balance, September 30, 2025	90,307,776	$903	22,385,674	$540,472	$2,279,204	$(1,429,802)	$1,390,777	$288	$1,391,065
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(22,512)	$81,291
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	19,757	13,365
Depreciation expense related to operating real estate	13,612	17,759
Realized losses, net	29,703	50,481
Unrealized losses (gains), net	542,942	(197,670)
(Gains) losses on derivative instruments, net	(435,565)	86,774
Other (gains) losses, net	(36,004)	8,379
Gains on residential loans held for sale, net	(24,354)	(8,592)
Originations of residential loans held for sale	(457,199)	(235,513)
Repurchases of residential loans	(4,751)	—
Proceeds from sales and repayments of residential loans held for sale	415,652	217,770
Impairment of real estate	2,489	9,437
Income from multi-family loans and equity investments	(1,742)	(7,435)
Distributions of income from multi-family loans and equity investments	7,525	25,425
Stock based compensation expense, net	5,579	5,767
Changes in operating assets and liabilities	(3,001)	4,721
Net cash provided by operating activities	52,131	71,959

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(16,733)
Proceeds from sales of investment securities	293,348	663,336
Principal paydowns received on investment securities	866,959	392,783
Purchases of investment securities	(2,089,687)	(3,951,844)
Principal repayments received on residential loans	785,084	1,102,826
Proceeds from sales of residential loans	22,659	165,116
Purchases and originations of residential loans	(1,457,697)	(1,194,262)
Principal repayments received on multi-family loans	16,500	14,000
Return of capital from equity investments	3,000	33,150
Funding of multi-family loan and equity investments	(60)	(413)
Net variation margin received (paid) for derivative instruments	360,509	(104,379)
Net payments received from derivative instruments	58,010	24,305
Net proceeds from sale of real estate	183,781	142,299
Proceeds from sales of joint venture equity investments in VIEs	—	500
Purchases of investments held in Consolidated SLST	—	(12,179)
Capital expenditures on real estate	(2,676)	(6,887)
Purchases of other assets	(458)	(674)
Net cash used in investing activities	(960,728)	(2,749,056)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements and warehouse facilities	706,429	2,331,955
Proceeds from issuance of senior unsecured notes, net	173,130	193,505
Repayment of senior unsecured notes	(100,000)	—
Proceeds from issuance of collateralized debt obligations, net	1,279,617	947,788
Proceeds from common stock issuance, net	4,309	—
Repurchases of common stock	(5,005)	(1,502)
Proceeds from preferred stock issuance, net	—	5,027
Dividends paid on common stock and dividend equivalents	(66,520)	(54,714)
Dividends paid on preferred stock	(35,364)	(34,323)
Net distributions to non-controlling interests in Consolidated VIEs	(29,752)	(2,291)
Payments made on and extinguishment of collateralized debt obligations	(847,957)	(586,071)
Payments made on Consolidated SLST CDOs	(63,616)	(55,857)
Net payments made on mortgages payable on real estate	(58,119)	(97,729)
Net cash provided by financing activities	957,152	2,645,788
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	48,555	(31,309)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	342,378	329,024
Cash, Cash Equivalents and Restricted Cash - End of Period	$390,933	$297,715

Supplemental Disclosure:
Cash paid for interest	$382,912	$322,497
Cash paid for income taxes	$149	$506

Non-Cash Investing Activities:
Non-cash consideration for acquisition of business	$—	$36,259
Consolidation of assets acquired in business combination	$—	$188,102
Consolidation of liabilities assumed in business combination	$—	$142,714
Consolidation of residential loans held in Consolidated SLST	$—	$247,405
Consolidation of Consolidated SLST CDOs	$—	$235,226
Transfer from residential loans to real estate owned	$37,065	$41,280
Transfer from residential loans held for sale to residential loans	$727,973	$213,811
Distribution of mortgage servicing rights from equity investment	$—	$3,405

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$28,110	$23,758
Dividends declared on preferred stock to be paid in subsequent period	$11,864	$12,133

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$262,360	$185,285
Restricted cash included in other assets	128,573	112,430
Total cash, cash equivalents, and restricted cash	$390,933	$297,715
The accompanying notes are an integral part of the condensed consolidated financial statements.

ADAMAS TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
“TBAs” refers to to-be-announced securities that are forward contracts for the purchase or sale of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date;
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
“SOFR” refers to Secured Overnight Financing Rate; and
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2026, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

3. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026				December 31, 2025
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$3,599,464	$636	$(142,333)	$3,457,767	$3,445,953	$71,677	$(420)	$3,517,210
Freddie Mac	3,211,478	386	(139,593)	3,072,271	2,854,899	52,671	(280)	2,907,290
Total Fixed rate	6,810,942	1,022	(281,926)	6,530,038	6,300,852	124,348	(700)	6,424,500
Adjustable rate
Fannie Mae	74,310	592	(187)	74,715	84,215	2,911	—	87,126
Freddie Mac	26,698	74	(22)	26,750	30,212	751	—	30,963
Total Adjustable rate	101,008	666	(209)	101,465	114,427	3,662	—	118,089
Interest-only
Ginnie Mae	135,027	1,125	(34,000)	102,152	102,118	61	(14,354)	87,825
Freddie Mac	2,610	486	—	3,096	3,377	—	(315)	3,062
Total Interest-only	137,637	1,611	(34,000)	105,248	105,495	61	(14,669)	90,887
Total Agency RMBS	7,049,587	3,299	(316,135)	6,736,751	6,520,774	128,071	(15,369)	6,633,476
Non-Agency RMBS (1)	60,557	3,840	(3,575)	60,822	22,203	5,701	(2,312)	25,592
U.S. Treasury securities	582,838	—	(37,250)	545,588	246,298	1,652	(2,237)	245,713
Total	$7,692,982	$7,139	$(356,960)	$7,343,161	$6,789,275	$135,424	$(19,918)	$6,904,781

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $11.9 million as of September 30, 2026 (see Note 7).

Accrued interest receivable for investment securities available for sale in the amount of $37.0 million and $34.0 million as of September 30, 2026 and December 31, 2025, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and nine months ended September 30, 2026, the Company recognized $392.9 million and $465.3 million in net unrealized losses on investment securities available for sale, respectively. For the three and nine months ended September 30, 2025, the Company recognized $47.8 million and $148.8 million in net unrealized gains on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against derivative instruments and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 9 and 12, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended September 30, 2026 and 2025. The following tables summarize our investment securities sold during the nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Nine Months Ended September 30, 2026
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

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $1.1 million and $5.6 million during the three and nine months ended September 30, 2026, respectively, which is included in realized losses, net on the accompanying condensed consolidated statements of operations. The Company recognized write-downs of certain Agency RMBS IOs for a loss of $2.5 million during the nine months ended September 30, 2025.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 44 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2026 and December 31, 2025, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.9 years and 6.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2026	December 31, 2025
0 to 5 years	$213,718	$1,523,025
Over 5 to 10 years	7,014,578	5,165,072
10+ years	114,865	216,684
Total	$7,343,161	$6,904,781

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
The following tables present the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts and residential loans held for sale, as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$803,867	$1,234,659	$3,085,038	$5,123,564	$147,591	$5,271,155
Premium / (Discount)	3,885	(59,435)	(14,370)	(69,920)	—	(69,920)
Change in fair value	(25,994)	(127,666)	(111,045)	(264,705)	3,378	(261,327)
Carrying value	$781,758	$1,047,558	$2,959,623	$4,788,939	$150,969	$4,939,908

	December 31, 2025
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total Residential loans	Residential loans held for sale (4)	Total
Principal	$575,565	$1,307,770	$2,656,765	$4,540,100	$78,915	$4,619,015
Premium / (Discount)	3,389	(61,606)	(27,107)	(85,324)	—	(85,324)
Change in fair value	5,009	(80,487)	(21,123)	(96,601)	1,792	(94,809)
Carrying value	$583,963	$1,165,677	$2,608,535	$4,358,175	$80,707	$4,438,882

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of September 30, 2026 and December 31, 2025 (see Note 12).
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
(4)Certain of the Company's residential loans held for sale, at fair value are pledged as collateral for repurchase agreements and warehouse facilities as of September 30, 2026 and December 31, 2025 (see Note 12).

Residential Loans, at Fair Value

The following tables present the unrealized (losses) gains, net attributable to residential loans, at fair value for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(8,823)	$(29,568)	$(105,898)	$6,575	$7,395	$12,958

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(16,134)	$(47,178)	$(122,909)	$14,552	$37,100	$45,711

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

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2026 and December 31, 2025, respectively, are as follows:

	September 30, 2026			December 31, 2025
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	11.8%	11.3%	8.0%	3.4%	11.2%	16.8%
Florida	8.5%	8.6%	7.0%	7.0%	8.6%	10.1%
New Jersey	8.2%	6.3%	7.4%	8.9%	6.3%	6.4%
Texas	8.0%	4.4%	6.2%	5.2%	4.4%	6.7%
Pennsylvania	7.0%	3.8%	8.4%	10.1%	3.8%	5.5%
Ohio	5.1%	3.4%	7.5%	10.7%	3.5%	3.9%
Illinois	4.9%	7.4%	3.3%	3.6%	7.4%	3.3%
New York	4.3%	10.9%	7.2%	6.7%	10.7%	6.6%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2026	$113,164	$140,862	$3,493	$3,677
December 31, 2025	101,757	118,957	1,977	2,303

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $81.6 million and an aggregate unpaid principal balance of $104.4 million as of September 30, 2026.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $121.4 million and $134.7 million were 90 days or more delinquent as of September 30, 2026 and December 31, 2025, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $56.6 million as of September 30, 2026.

Residential Loans Held for Sale, at Fair Value

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market as of September 30, 2026 and December 31, 2025. Residential loans held for sale are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are recorded in current period earnings and presented in mortgage banking activities, net on the Company’s condensed consolidated statements of operations.

The following table presents the activity of residential loans held for sale for the three and nine months ended September 30, 2026, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Principal balance as of beginning of period	$57,526	$78,915
Principal balance of loans originated	376,458	1,183,397
Principal balance of loans sold to third parties	(122,616)	(404,509)
Proceeds from repayments	(527)	(1,638)
Principal balance of loans repurchased	—	755
Principal balance of loans transferred from residential loans held for sale to residential loans	(163,250)	(709,329)
Principal balance as of September 30, 2026	$147,591	$147,591

The following table details activity of residential loans held for sale between July 15, 2025 and September 30, 2025 (dollar amounts in thousands):

Principal balance of loans acquired through business combination	$142,324
Principal balance of loans originated	382,443
Principal balance of loans sold to third parties	(213,333)
Proceeds from repayments	(137)
Principal balance of loans transferred from residential loans held for sale to residential loans	(208,858)
Principal balance as of September 30, 2025	$102,439

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans held for sale, at fair value as of September 30, 2026 and December 31, 2025, respectively, are as follows:

	September 30, 2026	December 31, 2025
New Jersey	12.2%	9.2%
Pennsylvania	11.9%	7.2%
Ohio	9.7%	13.8%
Texas	7.7%	8.9%
New York	6.3%	11.9%
Michigan	5.1%	3.5%

Mortgage Banking Activities, Net

The following tables summarize the components of mortgage banking activities, net for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Residential loan origination and other fees	$6,148	$18,622
Gains on residential loans held for sale, net (1)	4,708	23,772
Mortgage banking activities, net	$10,856	$42,394

For the Three and Nine Months Ended September 30, 2025
Residential loan origination and other fees	$5,511
Gains on residential loans held for sale, net (1)	8,592
Mortgage banking activities, net	$14,103

(1)Includes gains on sale and unrealized gains, net of provision for loan repurchases, and gains (losses) on interest rate lock commitments. Interest rate lock commitments are accounted for by the Company as derivative instruments (see Note 9).

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Investment amount	$37,103	$59,102
Unrealized losses, net	(235)	(3,626)
Total, at Fair Value	$36,868	$55,476

For the three and nine months ended September 30, 2026, the Company recognized $14.3 thousand and $3.3 million in net unrealized losses and net unrealized gains on multi-family loans, respectively. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.6 million in net unrealized gains on multi-family loans, respectively.
There were no multi-family loans in non-accrual status as of September 30, 2026. The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of December 31, 2025 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)As of December 31, 2025, the Company reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. The property was subject to a deed-in-lieu of foreclosure during the nine months ended September 30, 2026, which terminated the Company's preferred equity investment and resulted in a reversal of an unrealized loss and a corresponding realized loss of approximately $3.4 million for the nine months ended September 30, 2026.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of September 30, 2026 and December 31, 2025, respectively, are as follows:

	September 30, 2026	December 31, 2025
Texas	86.4%	57.8%
Indiana	13.6%	8.5%
Florida	—	18.6%
Arkansas	—	9.3%
Pennsylvania	—	5.7%

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

The following table presents the Company's equity investments as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	$5,813	58%	$10,125
Rapid City RMI JV LLC	50%	12,113	50%	11,494
Tides on 27th Investors, LLC	—	—	54%	3,092
Total		$17,926		$24,711

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

The following table presents income from multi-family preferred equity ownership interests for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands). Income from these investments is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and nine months ended September 30, 2026 includes $8.2 million and $7.2 million of net unrealized gains, respectively. Income from these investments during the three and nine months ended September 30, 2025 includes $2.9 million and $2.0 million of net unrealized losses, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Name	2026	2025	2026	2025
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	$(3,666)	$249	$(3,945)	$1,030
Tides on 27th Investors, LLC	20	(2,765)	(92)	(2,422)
Rapid City RMI JV LLC	450	412	1,331	1,225
Lucie at Tradition Holdings, LLC	—	462	—	2,176
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	—	950
Total (Loss) Income - Multi-Family Preferred Equity Ownership Interests	$(3,196)	$(1,642)	$(2,706)	$2,959

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that were accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands):

Investment Name	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Single-Family Equity Ownership Interest
Constructive Loans, LLC (1) (2)	$47	$(1,554)
Total Income - Single-Family Equity Ownership Interests	$47	$(1,554)

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$—	$39
GWR Gateway Partners, LLC	—	(877)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$—	$(838)

(1)On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). Prior to July 15, 2025, the Company purchased approximately $70.9 million and $299.6 million of residential loans from Constructive during the three and nine months ended September 30, 2025, respectively. The Company sold approximately $18.7 million of residential loans to this entity prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million for the nine months ended September 30, 2025.
(2)Includes net unrealized loss of $4.4 million recognized prior to the Company's acquisition of the outstanding membership interests in Constructive on July 15, 2025 (see Note 23) and included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025.
(3)Includes net unrealized loss of $0.8 million for the nine months ended September 30, 2025. The Company's joint venture equity investments in multi-family properties were sold during the nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2026, the Company completed one and four securitizations of certain residential loans for which the Company received aggregate net proceeds of approximately $338.9 million and $1.2 billion, respectively, after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the Company's financings are comprised of performing, re-performing and non-performing loans and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2026, the Company exercised its rights to the optional redemptions of three of its residential loan securitizations with aggregate outstanding principal balances of approximately $477.5 million at the time of redemption and returned the assets held by the respective trusts to the Company. The redemptions resulted in reversal of previously recognized unrealized losses on CDOs of approximately $0.6 million and no gain or loss on the extinguishment of the collateralized debt obligations for the nine months ended September 30, 2026.

During the year ended December 31, 2024, the Company completed a re-securitization of its investment in certain subordinated securities issued by Consolidated SLST (see below), which the Company referred to as a non-Agency RMBS re-securitization. During the three months ended September 30, 2026, the Company exercised its right to an optional redemption of this non-Agency RMBS re-securitization with an outstanding principal balance of $57.6 million at the time of redemption and returned the assets held by the trust to the Company. The redemption resulted in reversal of previously recognized unrealized gains on CDOs of approximately $0.3 million and no gain or loss on the extinguishment of the collateralized debt obligations for the three and nine months ended September 30, 2026.

During the three months ended September 30, 2026, the Company completed a non-Agency RMBS re-securitization of its investment in certain subordinated securities issued by Consolidated SLST and certain non-Agency RMBS investment securities for which the Company received net proceeds of approximately $114.3 million after deducting expenses associated with the securitization transaction. The Company engaged in the non-Agency RMBS re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST and non-Agency RMBS investment securities and continues to classify the non-Agency RMBS investment securities as investment securities available for sale on the accompanying condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of September 30, 2026 and December 31, 2025, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 4 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of three securitization trusts as of September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2025, the Company invested in subordinated securities issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of the VIE as shown below (dollar amounts in thousands):

For the Nine Months Ended September 30, 2025
Residential loans, at fair value	$247,405
Collateralized debt obligations, at fair value	(235,226)
Net investment	$12,179

As of September 30, 2026 and December 31, 2025, the Consolidated SLST securities owned by the Company had a fair value of $122.1 million and $151.5 million, respectively (see Note 16). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the then-outstanding non-Agency RMBS re-securitizations as of September 30, 2026 and December 31, 2025, respectively, and continues to consolidate Consolidated SLST.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of September 30, 2026 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,718	$3,718
Investment securities available for sale, at fair value	11,927	—	—	11,927
Residential loans, at fair value	2,959,623	1,047,558	—	4,007,181
Real estate, net held in Consolidated VIEs (1)	—	—	338,243	338,243
Other assets	63,691	4,198	12,457	80,346
Total assets	$3,035,241	$1,051,756	$354,418	$4,441,415

Collateralized debt obligations ($3,463,270 at fair value and $328,681 at amortized cost, net)	$2,876,253	$915,698	$—	$3,791,951
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	274,923	274,923
Other liabilities	14,238	12,642	8,236	35,116
Total liabilities	$2,890,491	$928,340	$283,159	$4,101,990
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$80	$80
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$(3,376)	$(3,376)
Net investment (5)	$144,750	$123,416	$74,555	$342,721

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended September 30,
	2026			2025
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$13,272	$—	$13,272	$14,306	$—	$14,306
Interest expense	10,705	—	10,705	11,199	—	11,199
Total net interest income	2,567	—	2,567	3,107	—	3,107

Income from real estate	—	11,027	11,027	—	17,123	17,123
Expenses related to real estate	—	13,456	13,456	—	19,943	19,943
Total net loss from real estate	—	(2,429)	(2,429)	—	(2,820)	(2,820)

Unrealized (losses) gains, net	(11,638)	—	(11,638)	2,440	—	2,440
Gains on derivative instruments, net	—	148	148	—	8	8
Other income	—	37	37	—	138	138
Total other (loss) income	(11,638)	185	(11,453)	2,440	146	2,586

Net (loss) income	(9,071)	(2,244)	(11,315)	5,547	(2,674)	2,873
Net loss attributable to non-controlling interest in Consolidated VIEs	—	2,996	2,996	—	5,035	5,035
Net (loss) income attributable to Company	$(9,071)	$752	$(8,319)	$5,547	$2,361	$7,908

	For the Nine Months Ended September 30,
	2026			2025
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$40,758	$—	$40,758	$36,936	$—	$36,936
Interest expense	32,790	—	32,790	26,592	—	26,592
Total net interest income	7,968	—	7,968	10,344	—	10,344

Income from real estate	—	35,507	35,507	—	53,999	53,999
Expenses related to real estate	—	41,622	41,622	—	60,631	60,631
Total net loss from real estate	—	(6,115)	(6,115)	—	(6,632)	(6,632)

Realized losses, net	(106)	—	(106)	—	—	—
Unrealized (losses) gains, net	(13,593)	—	(13,593)	11,225	—	11,225
Gains on derivative instruments, net	—	479	479	—	54	54
Impairment of real estate	—	—	—	—	(7,180)	(7,180)
Other income	—	51,719	51,719	—	141	141
Total other (loss) income	(13,699)	52,198	38,499	11,225	(6,985)	4,240

Net (loss) income	(5,731)	46,083	40,352	21,569	(13,617)	7,952
Net (income) loss attributable to non-controlling interest in Consolidated VIEs	—	(32,840)	(32,840)	—	14,231	14,231
Net (loss) income attributable to Company	$(5,731)	$13,243	$7,512	$21,569	$614	$22,183

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$2,529	$12,782	$3,016	$12,359
Distributions	(3,823)	(37)	(7,696)	(788)
Net (loss) income attributable to redeemable non-controlling interest in Consolidated VIEs	(2,849)	(4,241)	14,535	(11,966)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	4,223	5,209	(9,775)	14,108
Ending balance	$80	$13,713	$80	$13,713

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of September 30, 2026 include a weighted average capitalization rate of 6.0% (ranges from 5.0% to 6.8%) and a weighted average discount rate of 15.1% (ranges from 14.1% to 15.6%).

Unconsolidated VIEs

As of September 30, 2026 and December 31, 2025, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2026 and December 31, 2025, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$18,797	$—	$—	$18,797
Preferred equity investments in multi-family properties	36,868	—	17,926	—	54,794
Other investments	—	—	—	2,000	2,000
Maximum exposure	$36,868	$18,797	$17,926	$2,000	$75,591

	December 31, 2025
	Multi-family loans, at fair value	Investment securities available for sale, at fair value	Equity investments, at fair value	Other assets	Total
Non-Agency RMBS	$—	$21,476	$—	$—	$21,476
Preferred equity investments in multi-family properties	55,476	—	24,711	—	80,187
Other investments	—	—	—	2,000	2,000
Maximum exposure	$55,476	$21,476	$24,711	$2,000	$103,663

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Land	$58,854	$64,460
Building and improvements	431,677	454,872
Furniture, fixture and equipment	14,809	14,516
Operating real estate	$505,340	$533,848
Accumulated depreciation	(75,502)	(65,132)
Operating real estate, net	$429,838	$468,716
Real estate held for sale, net (1)	$9,752	$84,780
Real estate, net	$439,590	$553,496

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

Multi-family Apartment Properties

As of September 30, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Also as of September 30, 2026 and December 31, 2025, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entity and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7).

During the nine months ended September 30, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities for approximately $130.7 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $55.0 million. The sale generated a net gain of approximately $52.3 million and a loss on extinguishment of debt of approximately $0.7 million, both of which are included in other income on the accompanying condensed consolidated statements of operations. The sale generated net income attributable to non-controlling interest of approximately $37.8 million, resulting in a net gain attributable to the Company's common stockholders of approximately $13.8 million.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of September 30, 2026 and December 31, 2025, the Company owned single-family rental homes that generate rental income. These units are generally leased to individual tenants at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the nine months ended September 30, 2026, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $26.2 thousand and $2.4 million during the three and nine months ended September 30, 2026, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2025, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $1.4 million and $1.6 million during the three and nine months ended September 30, 2025, respectively.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions.

During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $2.5 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively. During the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $2.3 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three and nine months ended September 30, 2026, the Company sold single-family rental properties for proceeds of approximately $8.2 million and $22.3 million, respectively, recognizing net losses on sale of approximately $0.3 million and $1.2 million, respectively, which are included in other income on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company sold single-family rental properties for proceeds of approximately $2.2 million and $5.1 million, respectively, recognizing net losses on sale of approximately $0.5 million and $0.6 million, respectively.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of September 30, 2026 and December 31, 2025.

Depreciation Expense

The following table presents depreciation expense for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense on operating real estate	$4,503	$5,936	$13,612	$17,759

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

The following table presents the pretax losses of the disposal group held for sale as of September 30, 2025 for the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Pretax income (loss) of disposal group held for sale	$155	$(6,886)
Pretax (income) loss of disposal group attributable to non-controlling interest in Consolidated VIEs	(80)	479
Pretax income (loss) of disposal group attributable to Company's common stockholders	$75	$(6,407)

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
The following table summarizes the Company's derivative instruments as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate caps	Other assets	$1,021	$31
Options	Other assets	386	—
IRLCs	Other assets	279	691
TBAs	Other assets	9,707	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Commodity futures	Other assets	—	—
Total derivative assets		$11,393	$722

TBAs	Other liabilities	$(14,039)	$—
Commodity futures	Other liabilities	—	—
Credit default swaps	Other liabilities	—	—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$(14,039)	$—

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$1,021	$—	$—	$1,021
Options	386	—	—	386
IRLCs	279	—	—	279
TBAs	27,227	(17,520)	—	9,707
Interest rate swaps	257,276	(4,153)	(253,123)	—
U.S. Treasury futures	121,231	(21,948)	(99,283)	—
Commodity futures	47	(47)	—	—
Total derivative assets	$407,467	$(43,668)	$(352,406)	$11,393

Derivative liabilities
Credit default swaps	$(2,980)	$—	$2,980	$—
TBAs	(31,559)	17,520	—	(14,039)
Interest rate swaps	(4,153)	4,153	—	—
U.S. Treasury futures	(21,948)	21,948	—	—
Commodity futures	(4,936)	47	4,889	—
Total derivative liabilities	$(65,576)	$43,668	$7,869	$(14,039)

	December 31, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$31	$—	$—	$31
IRLCs	691	—	—	691
Interest rate swaps	8,769	(8,769)	—	—
U.S. Treasury futures	4,759	(148)	(4,611)	—
Commodity futures	9,748	(1,733)	(8,015)	—
Total derivative assets	$23,998	$(10,650)	$(12,626)	$722

Derivative liabilities
Credit default swaps	$(9,890)	$—	$9,890	$—
Interest rate swaps	(47,638)	8,769	38,869	—
U.S. Treasury futures	(148)	148	—	—
Commodity futures	(1,733)	1,733	—	—
Total derivative liabilities	$(59,409)	$10,650	$48,759	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury and commodity futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	September 30, 2026	December 31, 2025
Agency RMBS	Investment securities available for sale, at fair value	$158,365	$68,458
Restricted cash	Other assets	74,902	82,222
Total initial margin collateral		$233,267	$150,680

Margin excess related to settlement of variation margin in the amount of approximately $53.3 million and $16.2 million as of September 30, 2026 and December 31, 2025, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $41.2 million and $24.3 million as of September 30, 2026 and December 31, 2025, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the notional activity of derivative instruments for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended September 30, 2026
Type of Derivative Instrument	June 30, 2026	Additions/ Long (Short) (1)	Terminations/Pair-Offs	September 30, 2026
Interest rate caps	$45,142	$26,500	$—	$71,642
Options	—	2,801	(1,900)	901
TBAs	650,000	650,000	(3,150,000)	(1,850,000)
Interest rate swaps	6,300,563	349,056	—	6,649,619
Credit default swaps	150,000	—	—	150,000
U.S. Treasury futures	(886,500)	(7,687,100)	4,589,900	(3,983,700)
Commodity futures	13,758	194,647	(99,809)	108,596

	Notional Amount For the Three Months Ended September 30, 2025
Type of Derivative Instrument	June 30, 2025	Additions/ Long (Short) (1)	Terminations/Pair-Offs	September 30, 2025
Interest rate caps	$45,142	$—	$—	$45,142
Options	—	—	—	—
TBAs	10,000	130,000	(110,000)	30,000
Interest rate swaps	4,867,217	1,117,681	(1,205,090)	4,779,808
Credit default swaps	475,000	—	—	475,000
U.S. Treasury futures	(247,500)	(1,051,700)	673,500	(625,700)
Commodity futures	—	100,060	—	100,060

	Notional Amount For the Nine Months Ended September 30, 2026
Type of Derivative Instrument	December 31, 2025	Additions/ Long (Short) (1)	Terminations/Pair-Offs	September 30, 2026
Interest rate caps	$45,142	$71,642	$(45,142)	$71,642
Options	—	2,801	(1,900)	901
TBAs	—	2,800,000	(4,650,000)	(1,850,000)
Interest rate swaps	4,919,398	2,498,091	(767,870)	6,649,619
Credit default swaps	475,000	150,000	(475,000)	150,000
U.S. Treasury futures	(901,200)	(11,894,500)	8,812,000	(3,983,700)
Commodity futures	199,676	976,284	(1,067,364)	108,596
Index futures	—	384	(384)	—

	Notional Amount For the Nine Months Ended September 30, 2025
Type of Derivative Instrument	December 31, 2024	Additions/ Long (Short) (1)	Terminations/Pair-Offs	September 30, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	—	—	—
TBAs	—	150,000	(120,000)	30,000
Interest rate swaps	4,134,267	3,373,016	(2,727,475)	4,779,808
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	(406,100)	(1,521,100)	1,301,500	(625,700)
Commodity futures	—	100,060	—	100,060

(1)Additions are presented on a net basis and reflect the initiation of long positions offset by the initiation of short positions.

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to derivative instruments, which are included in gains (losses) on derivative instruments, net and mortgage banking activities, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps	$—	$147	$—	$9	$—	$479	$—	$54
Options	(968)	173	(517)	(408)	(2,068)	(223)	2,125	(408)
IRLCs	—	(641)	—	(1,919)	—	(412)	—	(1,919)
TBAs	(7,566)	(5,742)	484	(226)	(10,295)	(4,332)	480	(121)
Interest rate swaps	3,342	218,856	1,804	(5,868)	11,053	291,992	33,219	(106,470)
Credit default swaps	(379)	346	(1,240)	210	(1,041)	624	(3,454)	(542)
U.S. Treasury futures	3,555	97,247	(10,145)	1,476	26,872	94,671	(8,213)	(4,859)
Commodity futures	(4,835)	(5,203)	—	3,355	40,922	(12,904)	—	3,355
Index futures	—	—	—	—	(27)	—	—	—
Total	$(6,851)	$305,183	$(9,614)	$(3,371)	$65,416	$369,895	$24,157	$(110,910)

The following tables present information about our interest rate cap contracts related to variable-rate mortgages payable on real estate as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

September 30, 2026
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price Range	Notional Amount	Expiration Date Range
Mortgages payable on real estate	3.05%	2.50% - 4.00%	$71,642	August 1, 2027 - January 1, 2028

December 31, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	$45,142	January 1, 2026

The following table presents information about the Company's TBAs as of September 30, 2026 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2025.

TBAs by Coupon	Notional Amount Long (Short) (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
30-Year TBAs
5.50%	$50,000	$56,156	$47,703	$(8,453)
6.00%	(800,000)	(788,746)	(784,625)	4,121
6.50%	(1,100,000)	(1,106,703)	(1,106,703)	—
Total TBAs, net	$(1,850,000)	$(1,839,293)	$(1,843,625)	$(4,332)

(1)Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid for the underlying Agency RMBS.
(3)Fair value represents the current fair value of the underlying Agency RMBS as of period end.
(4)Net carrying value represents the difference between the fair value and the cost basis as of period end.

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
Years to Maturity	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
Less than 1 year	$226,214	4.26%	3.69%
1-3 years	2,788,107	3.75%	3.71%
3-5 years	1,535,870	3.75%	3.69%
5-7 years	127,720	3.57%	3.69%
7-10 years	1,092,643	3.90%	3.68%
10-15 years	475,934	4.30%	3.70%
Greater than 15 years	343,207	4.22%	3.69%
Total	$6,589,695	3.85%	3.70%

	December 31, 2025
Years to Maturity	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
Less than 1 year	$30,660	4.37%	3.85%
1-3 years	2,473,639	3.79%	4.13%
3-5 years	1,492,347	3.76%	4.19%
7-10 years	678,692	3.88%	4.19%
Greater than 15 years	191,010	3.99%	4.13%
Total	$4,866,348	3.80%	4.16%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
Years to Maturity	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
1-3 years	$9,550	3.48%	3.68%
3-5 years	6,874	3.23%	3.68%
5-7 years	43,500	3.64%	3.70%
Total	$59,924	3.57%	3.70%

	December 31, 2025
Years to Maturity	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
1-3 years	$9,550	3.48%	4.26%
7-10 years	43,500	3.64%	4.19%
Total	$53,050	3.61%	4.21%

The following table presents information about the Company's U.S. Treasury futures as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
Description	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
U.S. Treasury bond futures	$308,700	$(21,948)	$—	$—
U.S. Treasury futures - 2 year	(647,000)	6,902	(328,200)	98
U.S. Treasury futures - 5 year	(1,924,500)	38,121	(122,800)	340
U.S. Treasury futures - 10 year and greater	(1,720,900)	76,208	(450,200)	4,173
Total U.S. Treasury futures, net	$(3,983,700)	$99,283	$(901,200)	$4,611

(1)The fair value of U.S. Treasury futures is fully offset by variation margin, which is accounted for as a direct reduction of the net carrying value of the related derivative asset, resulting in a net carrying value of zero.

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

10. Mortgage Servicing Rights

The Company owned MSRs as of September 30, 2026 and December 31, 2025 resulting from the sale of loans originated by Constructive with servicing retained, distributions received from Constructive prior to July 15, 2025 or purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 16) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following tables present activity related to MSRs for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands).

	For the Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$19,093	$19,449
Additions:
MSRs received from equity investment in Constructive	—	3,405
MSRs acquired through business combination	—	141
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	557	(506)
Other changes in fair value, including runoff	(680)	(593)
Balance at end of period	$18,970	$21,896

	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$20,893	$21,003
Additions:
MSRs received from equity investment in Constructive	—	3,405
MSRs acquired through business combination	—	141
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	492	(1,088)
Other changes in fair value, including runoff	(2,415)	(1,565)
Balance at end of period	$18,970	$21,896

The following tables present the components of servicing fee income recognized during the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands). Servicing fee income is included in other income on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended September 30,
	2026	2025
Servicing fees	$1,200	$1,290
Prepayment fees	494	657
Ancillary and other fee income (1)	94	52
Servicing fee income	$1,788	$1,999

	For the Nine Months Ended September 30,
	2026	2025
Servicing fees	$3,524	$3,755
Prepayment fees	2,191	2,052
Ancillary and other fee income (1)	267	145
Servicing fee income	$5,982	$5,952
(1)Includes default interest and late fee collections.

The following table presents the subservicing fee expenses recognized related to MSRs during the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands). Subservicing fee expenses are included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Subservicing fee expenses	$186	$204	$583	$585

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Restricted cash (1)	$128,573	$132,045
Accrued interest receivable	84,409	76,152
Receivables from derivative counterparties	53,332	16,203
Real estate owned	35,519	40,207
Collections receivable from residential loan servicers	33,489	44,926
Deferred tax assets	26,253	14,441
Mortgage servicing rights	18,970	20,893
Other receivables	16,709	22,338
Intangible assets	15,836	17,318
Recoverable advances on residential loans	14,354	15,404
Other assets in consolidated multi-family properties	11,436	15,777
Derivative assets (2)	11,393	722
Operating lease right-of-use assets	3,883	5,175
Other	7,810	7,171
Total	$461,966	$428,772

(1)Restricted cash represents cash held by third parties including margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Accrued interest payable	$58,008	$59,114
Dividends and dividend equivalents payable	43,521	35,332
Margin payable to derivative counterparties	41,240	24,271
Accrued expenses	25,153	23,554
Deferred tax liabilities	24,547	12,761
Derivative liabilities	14,039	—
Deferred revenue	9,801	7,316
Accrued expenses and other liabilities in consolidated multi-family properties	8,235	9,655
Unfunded commitments for residential and multi-family investments	5,969	6,750
Operating lease liabilities	4,173	5,549
Advanced remittances from residential loan servicers	2,666	13,228
Holdback for representations and warranties	1,038	2,500
Other	6,205	5,593
Total	$244,595	$205,623

12. Repurchase Agreements and Warehouse Facilities

The following table presents the carrying value of the Company's repurchase agreements and warehouse facilities as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Repurchase Agreements and Warehouse Facilities Secured By:	September 30, 2026	December 31, 2025
Investment securities	$6,633,635	$6,154,086
Residential loans and real estate owned	635,461	462,127
Residential loans held for sale	139,252	73,446
Single-family rental properties	51,771	63,758
Total carrying value	$7,460,119	$6,753,417

As of September 30, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of September 30, 2026, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of September 30, 2026, the Company had $258.6 million included in cash and cash equivalents and $347.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at September 30, 2026 (dollar amounts in thousands):

Unencumbered Securities	September 30, 2026
Agency RMBS	$331,292
Non-Agency RMBS (1)	15,915
Total	$347,207

(1)Includes IOs in Consolidated SLST with a fair value of $9.0 million as of September 30, 2026. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $37.3 million at September 30, 2026.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements or warehouse facilities with eight financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements or warehouse facilities and associated assets pledged as collateral at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2026	$3,825,000	$826,775	$(291)	$826,484	$1,003,565	5.78%	6.28
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

(1)Costs related to repurchase agreements, which include commitment, underwriting, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the agreement using the effective interest method, or straight-line method, if the result is not materially different.
(2)Includes residential loans and real estate owned with an aggregate carrying value of $761.4 million, residential loans held for sale with an aggregate carrying value of $147.5 million and single-family rental properties with a net carrying value of $94.6 million as of September 30, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
(3)The Company expects to either roll outstanding amounts under these repurchase agreements and warehouse facilities into new financing arrangements or repay outstanding amounts in full prior to or at maturity.

The outstanding financing under these repurchase agreements and warehouse facilities as of September 30, 2026 is secured by the underlying residential loans and other related collateral and is subject to margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements, or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default.

The Company’s accrued interest payable on outstanding repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties at September 30, 2026 and December 31, 2025 amounted to $3.6 million and $2.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of September 30, 2026, the Company's repurchase agreements and warehouse facilities contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of September 30, 2026 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of September 30, 2026 and December 31, 2025, the Company had amounts outstanding under repurchase agreements to finance certain investment securities available for sale and securities owned in Consolidated SLST with 15 counterparties and 12 counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026			December 31, 2025
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$6,034,535	$6,247,095	$6,529,816	$5,894,367	$6,143,730	$6,033,884
Non-Agency RMBS (2)	37,960	42,025	42,913	15,191	22,686	22,458
U.S. Treasury securities	561,140	562,161	599,411	244,528	245,713	246,298
Balance at end of the period	$6,633,635	$6,851,281	$7,172,140	$6,154,086	$6,412,129	$6,302,640

(1)Collateral pledged includes restricted cash posted as margin in the amount of $16.6 million as of September 30, 2026.

(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $18.6 million as of December 31, 2025. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of September 30, 2026 and December 31, 2025, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.8% and 96.5%, respectively, that implies an average "haircut" of 3.2% and 3.5%, respectively. As of September 30, 2026, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.4%, 10.5%, and 1.1%, respectively.

As of September 30, 2026 and December 31, 2025, the average days to maturity for repurchase agreements secured by investment securities were 29 days and 31 days, respectively, and the weighted average interest rates were 3.91% and 4.11%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at September 30, 2026 and December 31, 2025 amounted to $39.4 million and $44.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

Contractual Maturity	September 30, 2026	December 31, 2025
Within 30 days	$3,122,817	$2,860,770
Over 30 days to 90 days	3,510,818	3,293,316
Total	$6,633,635	$6,154,086

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$992,175	$915,698	3.21%	2059 - 2065
Residential loan securitizations at fair value (4)	2,532,592	2,438,853	5.13%	2039 - 2069
Residential loan securitizations at amortized cost, net	328,746	328,681	3.77%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	110,113	108,719	6.88%	2065
Total collateralized debt obligations	$3,963,626	$3,791,951

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	2,103,164	2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	363,712	363,645	3.74%	2035 - 2061
Non-Agency RMBS re-securitization at fair value (4)	65,331	65,276	7.38%	2064
Total collateralized debt obligations	$3,587,998	$3,511,802

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of September 30, 2026, CDOs with an aggregate outstanding face amount of $2.3 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00% or 3.00% on defined dates ranging between 30 months and 48 months after issuance, if the notes are not redeemed before such dates.
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
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and non-Agency RMBS re-securitizations (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and nine months ended September 30, 2026, the Company recognized $44.5 million and $67.4 million in net unrealized gains, respectively, on residential loan securitizations and non-Agency RMBS re-securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $8.8 million and $20.9 million in net unrealized losses, respectively, on residential loan securitizations and non-Agency RMBS re-securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of September 30, 2026 had stated maturities as follows:

Year ending December 31,	Total
2026 - 2030	$—
Thereafter	3,963,626
Total	$3,963,626

14. Debt

Senior Unsecured Notes

On August 14, 2026, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.600% Senior Notes due 2031 (the "9.600% 2031 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.600% 2031 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

On January 13, 2026, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.25% Senior Notes due 2031 (the "9.250% 2031 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.250% 2031 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

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

The 9.600% 2031 Senior Notes, 9.250% 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are, or were, senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
9.600% 2031 Senior Notes at fair value	$90,000	$89,496	$—	$—
9.250% 2031 Senior Notes at fair value	90,000	88,664	—	—
9.875% 2030 Senior Notes at fair value	115,000	115,124	115,000	118,496
9.125% 2030 Senior Notes at fair value	82,500	81,791	82,500	82,431
2029 Senior Notes at fair value	60,000	59,532	60,000	59,925
2026 Senior Notes at amortized cost, net	—	—	100,000	99,585
Total Senior Unsecured Notes	$437,500	$434,607	$357,500	$360,437

The Company has elected the fair value option with respect to the 9.600% 2031 Senior Notes, 9.250% 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes. The following table presents a summary of the key terms of the notes carried at fair value as of September 30, 2026:

	Interest Rate	First Interest Payment Date	Maturity Date	Optional Redemption Date
9.600% 2031 Senior Notes at fair value	9.600%	October 1, 2026	October 1, 2031	October 1, 2028
9.250% 2031 Senior Notes at fair value	9.250%	April 1, 2026	April 1, 2031	April 1, 2028
9.875% 2030 Senior Notes at fair value	9.875%	October 1, 2025	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes at fair value	9.125%	April 1, 2025	April 1, 2030	April 1, 2027
2029 Senior Notes at fair value	9.125%	October 1, 2024	July 1, 2029	July 1, 2026

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

For the three and nine months ended September 30, 2026 and 2025, none of the change in the fair value of the respective notes carried at fair value outstanding as of such dates was due to instrument-specific credit risk. Accordingly, the Company recognized $2.9 million and $6.2 million in net unrealized gains for the three and nine months ended September 30, 2026, respectively, and $5.2 million in net unrealized losses and $0.2 million in net unrealized gains for the three and nine months ended September 30, 2025, respectively, on the notes carried at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

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

The 2026 Senior Notes bore interest at a rate of 5.75% per year and interest on the 2026 Senior Notes was paid semi-annually in arrears on April 30 and October 30 of each year. The 2026 Senior Notes were redeemed at 100% of the $100.0 million principal amount plus accrued but unpaid interest to, but excluding, the redemption date, for a total payment of $101.5 million on February 2, 2026. In connection with the repayment of the 2026 Senior Notes, the Company recognized a loss on extinguishment of debt in the amount of approximately $0.3 million during the nine months ended September 30, 2026, which is included in other income on the accompanying condensed consolidated statements of operations.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of September 30, 2026, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of September 30, 2026 and through the date of this Quarterly Report on Form 10-Q, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of September 30, 2026 and December 31, 2025, the Company owned a joint venture equity investment in an entity that owns multi-family apartment communities, which the Company determined to be a VIE and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the nine months ended September 30, 2026, the entity in which the Company holds a joint venture equity investment sold one of its multi-family apartment communities which resulted in the repayment of the related mortgage payable (see Note 8).

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1) (2)
September 30, 2026	$276,276	$276,276	$(1,353)	$274,923	2028 - 2032	4.78%
December 31, 2025	333,332	333,332	(1,201)	332,131	2026 - 2032	4.46%

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(2)For variable-rate mortgages payable, the applicable entities, as required by their loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 9 for additional information.

Debt Maturities

As of September 30, 2026, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2026	$—
2027	—
2028	26,500
2029	221,602
2030	197,500
2031	202,745
Thereafter	110,429
$758,776

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2026, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of September 30, 2026, the Company had commitments to fund up to $112.6 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment. In addition, Constructive had short-term commitments to originate business purpose loans in the amount of $103.0 million as of September 30, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Refer to b. above for a description of the fair valuation of CDOs issued by Consolidated SLST that are eliminated in consolidation.

Fair value for CDOs issued by the Company's residential loan securitizations and non-Agency RMBS re-securitization is determined by the valuation process for investment securities available for sale as described in a. above and, as such, are classified as Level 2 fair values.

i.Senior unsecured notes – The Company's 9.600% 2031 Senior Notes, 9.250% 2031 Senior Notes, 9.875% 2030 Senior Notes, 9.125% 2030 Senior Notes and 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$6,736,751	$—	$6,736,751	$—	$6,633,476	$—	$6,633,476
Non-Agency RMBS	—	60,822	—	60,822	—	25,592	—	25,592
U.S. Treasury securities	—	545,588	—	545,588	—	245,713	—	245,713
Residential loans:
Residential loans	—	—	781,758	781,758	—	—	583,963	583,963
Consolidated SLST	—	—	1,047,558	1,047,558	—	—	1,165,677	1,165,677
Residential loans held in securitization trusts	—	—	2,959,623	2,959,623	—	—	2,608,535	2,608,535
Residential loans held for sale	—	—	150,969	150,969	—	—	80,707	80,707
Multi-family loans	—	—	36,868	36,868	—	—	55,476	55,476
Equity investments	—	—	17,926	17,926	—	—	24,711	24,711
Derivative assets: (1)
Interest rate caps	—	1,021	—	1,021	—	31	—	31
Options	—	386	—	386	—	—	—	—
IRLCs	—	—	279	279	—	—	691	691
Interest rate swaps (2)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2)	—	—	—	—	—	—	—	—
Commodity futures (2)	—	—	—	—	—	—	—	—
TBAs	—	9,707	—	9,707	—	—	—	—
MSRs (1)	—	—	18,970	18,970	—	—	20,893	20,893
Total	$—	$7,354,275	$5,013,951	$12,368,226	$—	$6,904,812	$4,540,653	$11,445,465
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$915,698	$915,698	$—	$—	$1,006,919	$1,006,919
Residential loan securitizations	—	2,438,853	—	2,438,853	—	2,075,962	—	2,075,962
Non-Agency RMBS re-securitizations	—	108,719	—	108,719	—	65,276	—	65,276
Senior unsecured notes	—	434,607	—	434,607	—	260,852	—	260,852
Derivative liabilities: (1)
Interest rate swaps (2)	—	—	—	—	—	—	—	—
Commodity futures (2)	—	—	—	—	—	—	—	—
Credit default swaps (2)	—	—	—	—	—	—	—	—
TBAs, net	—	(14,039)	—	(14,039)	—	—	—	—
Total	$—	$2,968,140	$915,698	$3,883,838	$—	$2,402,090	$1,006,919	$3,409,009

(1)Included in other assets or other liabilities in the condensed consolidated balance sheets.
(2)All of the Company’s interest rate swaps, credit default swaps and futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative assets of $378.6 million netted against derivative liabilities of $34.0 million and a net variation margin of $344.5 million as of September 30, 2026. Includes derivative liabilities of $59.4 million netted against derivative assets of $23.3 million and a net variation margin of $36.1 million as of December 31, 2025. See Note 9 for additional information.
The following tables detail changes in valuation for the Level 3 assets for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Assets:

	For the Three Months Ended September 30, 2026
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	MSRs	IRLCs	Total
Balance at beginning of period	$892,487	$1,104,207	$2,784,741	$59,002	$45,079	$22,767	$19,093	$921	$4,928,297
Total (losses)/gains (realized/unrealized)
Included in earnings	(9,984)	(28,977)	(103,849)	9,128	1,039	(3,196)	(123)	(642)	(136,604)
Transfers out (1)	(10,201)	—	(3,849)	—	—		—	—	(14,050)
Transfer to securitization trust, net (2)	(365,399)	—	365,399	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	167,264	—	—	(167,264)	—	—	—	—	—
Paydowns/Distributions	(109,300)	(27,672)	(88,587)	(527)	(9,250)	(1,645)	—	—	(236,981)
Sales	(2,275)	—	—	(125,828)	—	—	—	—	(128,103)
Acquisitions/Repurchases	219,166	—	5,768	—	—	—	—	—	224,934
Originations	—	—	—	376,458	—	—	—	—	376,458
Balance at the end of period	$781,758	$1,047,558	$2,959,623	$150,969	$36,868	$17,926	$18,970	$279	$5,013,951

(1)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned.
(2)During the three months ended September 30, 2026, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	For the Three Months Ended September 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	Assets of disposal group held for sale	MSRs	IRLCs	Total
Balance at beginning of period	$367,089	$1,199,383	$2,459,555	$—	$74,999	$91,440	$500	$19,449	$—	$4,212,415
Total gains/(losses) (realized/unrealized)
Included in earnings	8,813	7,677	13,354	8,824	2,224	(1,582)	—	(1,099)	(1,919)	36,292
Transfers in (1)	580	—	—	145,748				141	4,302	150,771
Transfers out (2)	(4,014)	—	(6,670)	—	—	(33,759)	—	—	—	(44,443)
Transfer to securitization trust, net (3)	(442,741)	—	442,741	—	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	213,811	—	—	(213,811)	—	—	—	—	—	—
Paydowns/Distributions (4)	(41,743)	(24,461)	(280,146)	(137)	(8,576)	(27,274)	—	3,405	—	(378,932)
Sales	(121,221)	—	(6,945)	(218,031)	—	—	(500)	—	—	(346,697)
Acquisitions	327,848	—	38,737	—	—	—	—	—	—	366,585
Originations	—	—	—	382,443	—	—	—	—	—	382,443
Balance at the end of period	$308,422	$1,182,599	$2,660,626	$105,036	$68,647	$28,825	$—	$21,896	$2,383	$4,378,434

(1)Transfers into Level 3 include residential loans, residential loans held for sale, MSRs and IRLCs consolidated by the Company following its acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 23).
(2)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned and the consolidation of Constructive resulting from the Company's acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 23).
(3)During the three months ended September 30, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(4)Includes in-kind distribution of MSRs received from the Company's Constructive equity investment prior to acquisition on July 15, 2025.

	For the Nine Months Ended September 30, 2026
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans held for sale	Multi-family loans	Equity investments	MSRs	IRLCs	Total
Balance at beginning of period	$583,963	$1,165,677	$2,608,535	$80,707	$55,476	$24,711	$20,893	$691	$4,540,653
Total (losses)/gains (realized/unrealized)
Included in earnings	(18,930)	(45,265)	(121,323)	29,693	4,337	(2,705)	(1,923)	(412)	(156,528)
Transfers out (1)	(28,245)	—	(8,820)	—	—		—	—	(37,065)
Transfer to securitization trust, net (2)	(898,371)	—	898,371	—	—	—	—	—	—
Transfer from residential loans held for sale to residential loans	727,973	—	—	(727,973)	—	—	—	—	—
Paydowns/Distributions	(246,562)	(72,854)	(463,300)	(1,638)	(22,945)	(4,080)	—	—	(811,379)
Sales	(22,564)	—	(95)	(414,014)	—	—	—	—	(436,673)
Acquisitions/Repurchases	684,494	—	46,255	797	—	—	—	—	731,546
Originations	—	—	—	1,183,397	—	—	—	—	1,183,397
Balance at the end of period	$781,758	$1,047,558	$2,959,623	$150,969	$36,868	$17,926	$18,970	$279	$5,013,951

(1)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned.
(2)During the nine months ended September 30, 2026, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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

(1)Transfers into Level 3 include residential loans, residential loans held for sale, MSRs and IRLCs consolidated by the Company following its acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 23).
(2)Transfers out of Level 3 assets represent the transfer of residential loans to real estate owned and the consolidation of Constructive resulting from the Company's acquisition of the outstanding membership interests in Constructive that were not previously owned by the Company on July 15, 2025 (see Note 23).
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

The following tables detail changes in valuation for the Level 3 liabilities for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	For the Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$956,329	$1,031,897
Total (gains)/losses (realized/unrealized)
Included in earnings	(16,000)	6,284
Paydowns	(24,631)	(21,229)
Balance at the end of period	$915,698	$1,016,952

	Consolidated SLST CDOs
	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$1,006,919	$811,591
Total losses/(gains) (realized/unrealized)
Included in earnings	(27,605)	25,992
Acquisitions (1)	—	235,226
Paydowns	(63,616)	(55,857)
Balance at the end of period	$915,698	$1,016,952

(1)During the nine months ended September 30, 2025, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitization (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands):

September 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, residential loans held in securitization trusts and residential loans held for sale: (1)
	$3,573,782	Discounted cash flow	Lifetime CPR	10.0%	—	-	46.2%
			Default rate	0.7%	—	-	100.0%
			Loss severity	11.2%	—	-	100.0%
			Yield	7.3%	5.7%	-	43.4%

	$115,895	Liquidation model	Annual home price appreciation/(depreciation)	1.9%	—	-	122.5%
			Liquidation timeline (months)	17	9	-	54
			Property value	$1,660	$24	-	$14,250
			Yield	8.3%	7.5%	-	82.7%

	$202,673	Transaction price	Non-binding investor price	N/A

Consolidated SLST (2)	$1,047,558		Liability price	N/A

Total	$4,939,908

Multi-family loans (1)	$36,868	Discounted cash flow	Discount rate	12.6%	11.5%	-	14.8%
			Months to assumed redemption	25.8	13	-	31

Equity investments (1)	$17,926	Discounted cash flow	Discount rate	15.5%	15.0%	-	16.5%
			Months to assumed redemption	16.6	3.1	-	23

Mortgage servicing rights (1)	$18,970	Discounted cash flow	Lifetime voluntary prepayment rate	7.2%	—	-	28.0%
			Default rate	2.6%	—	-	41.7%
			Yield	12.2%	10.5%	-	15.5%

IRLCs (1)	$279	Probability-weighted expected cash flow	Pull-through rate	80.0%	79.5%	-	81.9%

Liabilities
Consolidated SLST CDOs (2) (3)	$915,698	Discounted cash flow	Yield	6.1%	5.1%	-	12.5%
			Collateral prepayment rate	6.2%	2.9%	-	7.4%
			Collateral default rate	1.1%	—	-	1.9%
			Loss severity	14.1%	—	-	18.8%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At September 30, 2026, the fair value of investment securities we own in Consolidated SLST amounts to $122.1 million.
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

The following table details the changes in unrealized (losses) gains included in earnings for the three and nine months ended September 30, 2026 and 2025, respectively, for our Level 3 assets and liabilities held as of September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Assets
Residential loans:
Residential loans (1)	$(12,219)	$1,110	$(21,388)	$(3,557)
Consolidated SLST (1)	(29,568)	7,395	(47,178)	37,100
Residential loans held in securitization trusts (1)	(106,612)	16,774	(124,601)	50,064
Residential loans held for sale (1)	3,346	2,552	3,357	2,552
Multi-family loans (1)	2	123	(11)	479
Equity investments (2)	(3,673)	(2,860)	(4,626)	(2,368)
IRLCs	(641)	2,383	(412)	2,383
Mortgage servicing rights (1)	(123)	(1,019)	(1,923)	(2,573)
Liabilities
Consolidated SLST CDOs (1)	17,930	(4,955)	33,585	(25,875)

(1)Presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$262,360	$262,360	$210,333	$210,333
Investment securities available for sale	Level 2	7,343,161	7,343,161	6,904,781	6,904,781
Residential loans	Level 3	4,788,939	4,788,939	4,358,175	4,358,175
Residential loans held for sale	Level 3	150,969	150,969	80,707	80,707
Multi-family loans	Level 3	36,868	36,868	55,476	55,476
Equity investments	Level 3	17,926	17,926	24,711	24,711
Derivative assets	Level 2	11,114	11,114	31	31
IRLCs	Level 3	279	279	691	691
Mortgage servicing rights	Level 3	18,970	18,970	20,893	20,893
Financial Liabilities:
Repurchase agreements	Level 2	7,460,119	7,460,119	6,753,417	6,753,417
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	328,681	310,791	363,645	349,037
Residential loan securitizations at fair value	Level 2	2,438,853	2,438,853	2,075,962	2,075,962
Consolidated SLST	Level 3	915,698	915,698	1,006,919	1,006,919
Non-Agency RMBS re-securitization	Level 2	108,719	108,719	65,276	65,276
Subordinated debentures	Level 3	45,000	42,031	45,000	40,526
Derivative liabilities	Level 2	14,039	14,039	—	—
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	—	—	99,585	99,465
Senior unsecured notes at fair value	Level 2	434,607	434,607	260,852	260,852
Mortgages payable on real estate	Level 3	274,923	263,664	332,131	325,301

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,385,674 shares issued and outstanding as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its Preferred Stock during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

September 30, 2026
Class of Preferred Stock	Shares Designated	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1) (3)	Floating Annual Rate (4) (5)	Rate as of Period End (6)
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.444%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

December 31, 2025
Class of Preferred Stock	Shares Designated	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1) (3)	Floating Annual Rate (4) (5)	Rate as of Period End (6)
Fixed-to-Floating Rate
Series D	8,400,000	6,147,274	$148,585	$153,682	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%	8.000%
Series E	9,900,000	7,456,749	180,453	186,419	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%	10.595%
Series F	7,750,000	5,804,794	139,792	145,120	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%	6.875%
Fixed Rate
Series G	5,450,000	2,976,857	71,642	74,421	7.000%	January 15, 2027			7.000%
Total	31,500,000	22,385,674	$540,472	$559,642

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
(6)Represents rate applicable to the dividend declared on the respective Preferred Stock during the three months ended as of the date shown.

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

The Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of Preferred Stock whose terms are being changed.

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2025 through September 30, 2026:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
September 10, 2026	October 1, 2026	October 15, 2026	$0.50	$0.667225500	$0.4296875	$0.43750
June 11, 2026	July 1, 2026	July 15, 2026	0.50	0.654928900	0.4296875	0.43750
March 19, 2026	April 1, 2026	April 15, 2026	0.50	0.647675000	0.4296875	0.43750
December 11, 2025	January 1, 2026	January 15, 2026	0.50	0.676912400	0.4296875	0.43750
September 15, 2025	October 1, 2025	October 15, 2025	0.50	0.703299100	0.4296875	0.43750
June 12, 2025	July 1, 2025	July 15, 2025	0.50	0.691771300	0.4296875	0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,304,746 and 90,303,863 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2027, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase shares of its common stock during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share.

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

As of September 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2025 through September 30, 2026:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2026	August 11, 2026	September 22, 2026	October 28, 2026	$0.30
Second Quarter 2026	June 11, 2026	June 23, 2026	July 28, 2026	0.27
First Quarter 2026	March 19, 2026	March 30, 2026	April 28, 2026	0.23
Fourth Quarter 2025	December 11, 2025	December 22, 2025	January 28, 2026	0.23
Third Quarter 2025	September 15, 2025	September 25, 2025	October 30, 2025	0.23
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20

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

During the three and nine months ended September 30, 2026, the Company issued 428,767 shares of common stock under the Common Equity Distribution Agreement, at an average price of $10.18 per share, resulting in total net proceeds to the Company of approximately $4.3 million. There were no shares of the Company's common stock issued under the Prior Common Equity Distribution Agreement during the three and nine months ended September 30, 2025. As of September 30, 2026, approximately $245.6 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, the Company issued 45,765 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.64 per share, resulting in total net proceeds to the Company of approximately $1.1 million. During the nine months ended September 30, 2025, the Company issued 221,260 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.19 per share, resulting in total net proceeds to the Company of approximately $5.1 million. As of September 30, 2026, approximately $44.9 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and nine months ended September 30, 2026, the PSUs, RSUs and DSUs awarded under the Company’s 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three and nine months ended September 30, 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that outstanding PSUs, RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(159,134)	$44,820	$(55,352)	$95,522
Less: Preferred Stock dividends	(11,849)	(12,118)	(35,311)	(36,021)
Net (loss) income attributable to Company's common stockholders	$(170,983)	$32,702	$(90,663)	$59,501
Basic weighted average common shares outstanding	90,275	90,406	90,202	90,437
Basic (Loss) Earnings per Common Share	$(1.89)	$0.36	$(1.01)	$0.66

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(159,134)	$44,820	$(55,352)	$95,522
Less: Preferred Stock dividends	(11,849)	(12,118)	(35,311)	(36,021)
Net (loss) income attributable to Company's common stockholders	$(170,983)	$32,702	$(90,663)	$59,501
Weighted average common shares outstanding	90,275	90,406	90,202	90,437
Net effect of assumed PSUs vested	—	850	—	676
Net effect of assumed RSUs and DSUs vested	—	358	—	239
Diluted weighted average common shares outstanding	90,275	91,614	90,202	91,352
Diluted (Loss) Earnings per Common Share	$(1.89)	$0.36	$(1.01)	$0.65

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

Of the common stock authorized at September 30, 2026, 10,691,226 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 338,612 shares under the 2017 Plan as of September 30, 2026. The Company’s employees have been issued 1,418,954 shares of restricted stock under the 2017 Plan as of September 30, 2026. At September 30, 2026, there were 75,252 shares of non-vested restricted stock outstanding, 3,407,494 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,481,040 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 271,128 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and nine months ended September 30, 2026, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.1 million and $0.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.4 million and $1.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the nine months ended September 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	222,977	$9.39	538,159	$10.39
Vested	(142,339)	10.04	(264,338)	11.44
Forfeited	(5,386)	8.23	(46,931)	9.31
Non-vested shares as of September 30	75,252	$8.23	226,890	$9.39

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2026 and 2025, the Company had unrecognized compensation expense of $0.2 million and $1.1 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at September 30, 2026 is expected to be recognized over a weighted average period of 0.3 years. The total fair value of restricted shares vested during the nine months ended September 30, 2026 and 2025 was approximately $1.2 million and $1.6 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the nine months ended September 30, 2026 and 2025, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	1,431,629	$8.08	939,523	$11.48
Granted	609,031	11.22	710,132	6.82
Forfeited	(336,913)	13.41	(218,026)	18.66
Non-vested target PSUs as of September 30	1,703,747	$8.14	1,431,629	$8.08

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2023 ended on December 31, 2025 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2023 did not vest and target PSUs of 336,913 were forfeited during the nine months ended September 30, 2026. The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the nine months ended September 30, 2025. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2026 and 2025, there was $7.5 million and $5.1 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2026 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the PSUs was $1.2 million and $3.4 million for the three and nine months ended September 30, 2026, respectively. Compensation expense related to the PSUs was $1.0 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

(c) Restricted Stock Units

During the nine months ended September 30, 2026 and 2025, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the nine months ended September 30, 2026 and 2025 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,178,548	$6.57	450,600	$9.59
Granted	800,434	7.93	1,042,229	5.91
Vested	(470,133)	7.08	(198,297)	10.24
Forfeited	(27,809)	6.89	(110,062)	6.17
Non-vested RSUs as of September 30	1,481,040	$7.13	1,184,470	$6.56

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the nine months ended September 30, 2026, 470,133 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $3.6 million on the vesting date. During the nine months ended September 30, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2026 and 2025, there was $7.2 million and $5.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2026 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the RSUs was $1.2 million and $3.4 million for the three and nine months ended September 30, 2026, respectively. Compensation expense related to the RSUs was $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

(d) Deferred Stock Units

During the nine months ended September 30, 2026 and 2025, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Under the 2017 Plan, each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

The DSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the DSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the DSU to which such DER relates. Upon vesting of the DSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding DSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the nine months ended September 30, 2026 and 2025 were settled in cash.

A summary of the activity of the DSU awards under the 2017 Plan for the nine months ended September 30, 2026 and 2025, respectively, is presented below:

	2026		2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	112,068	$6.96	110,772	$6.50
Granted	85,428	9.13	112,068	6.96
Vested	(112,068)	6.96	(110,772)	6.50
Non-vested DSUs as of September 30	85,428	$9.13	112,068	$6.96

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. During the nine months ended September 30, 2026, 112,068 DSUs vested at a fair value of $1.0 million on the vesting date, of which 18,678 shares of common stock were issued at a fair value of $0.2 million. During the nine months ended September 30, 2025, 110,772 DSUs vested at a fair value of $0.8 million on the vesting date, of which 18,462 shares of common stock were issued at a fair value of $0.1 million. 185,700 and 92,310 common shares remained reserved for issuance in connection with vested DSUs as of September 30, 2026 and 2025, respectively.

As of September 30, 2026 and 2025, there was $0.6 million and $0.5 million of unrecognized compensation cost related to the non-vested portion of the DSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the DSUs at September 30, 2026 is expected to be recognized over a weighted average period of 0.7 years. Compensation expense related to the DSUs was $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

20. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit) expense for the three and nine months ended September 30, 2026 and 2025, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense (benefit)	$19	$(308)	$177	$178
Deferred income tax (benefit) expense	(41)	10	(27)	11
Total income tax (benefit) expense	$(22)	$(298)	$150	$189

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of September 30, 2026 and December 31, 2025, respectively, are as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets
Net operating loss carryforward	$22,433	$11,252
Capital loss carryover	15,902	21,676
GAAP/Tax differences	17,804	7,695
Deferred tax assets	56,139	40,623
Less: Valuation allowance	(29,886)	(26,182)
Net deferred tax assets (1)	26,253	14,441
Deferred tax liabilities
GAAP/Tax differences	24,547	12,761
Deferred tax liabilities (2)	24,547	12,761
Total net deferred tax asset	$1,706	$1,680

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2026, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $91.5 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of September 30, 2026, the Company, through its wholly-owned TRSs, had also incurred approximately $64.9 million in capital losses. The Company's carryover capital losses will expire between 2026 and 2030 if they are not offset by future capital gains.

As of September 30, 2026, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The valuation allowance was primarily related to U.S. federal deferred tax assets resulting from net operating loss carryforward and capital loss carryover. The change in the valuation allowance for the current year is an increase of approximately $3.7 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided. The Company's deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future taxable income.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Investment securities available for sale	$101,717	$87,565	$296,659	$220,106
Residential loans
Residential loans	12,233	9,036	32,662	27,694
Consolidated SLST	13,272	14,306	40,758	36,936
Residential loans held in securitization trusts	49,867	43,392	141,139	132,609
Total residential loans	75,372	66,734	214,559	197,239
Residential loans held for sale	2,495	2,149	8,866	2,149
Multi-family loans	1,135	2,090	4,447	6,846
Other	515	2,095	3,161	4,928
Total interest income	181,234	160,633	527,692	431,268
Interest expense
Repurchase agreements and warehouse facilities	75,606	71,550	216,130	180,063
Collateralized debt obligations
Consolidated SLST	10,705	11,199	32,790	26,592
Residential loan securitizations	34,486	31,478	98,947	94,657
Non-Agency RMBS re-securitization	1,436	1,239	3,775	3,794
Total collateralized debt obligations	46,627	43,916	135,512	125,043
Senior unsecured notes	9,300	7,615	25,966	17,160
Subordinated debentures	904	966	2,667	2,871
Total interest expense	132,437	124,047	380,275	325,137
Net interest income	$48,797	$36,586	$147,417	$106,131

22. Other Income

The following table details the components of the Company's other income for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing fee income	$1,788	$1,999	$5,982	$5,952
(Loss) gain on sale of real estate (1)	(282)	74	51,132	10
Loss on extinguishment of debt	—	(448)	(985)	(448)
Miscellaneous income (loss)	1,677	(146)	1,625	130
Total other income	$3,183	$1,479	$57,754	$5,644

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
(2)The holdback for representations and warranties in the amount of $2.5 million is to be released to the sellers, net of losses incurred or sustained by the Company related to representations or warranties made by the sellers for conditions that existed as of the Acquisition Date, if any, on January 15, 2027, provided that a portion of the holdback allocable to certain identified loans is to be released on the later of January 15, 2027 or a date subsequent to final resolution of losses incurred or sustained related to such loans. The holdback is included in other liabilities on the Company's condensed consolidated balance sheets (see Note 11). As of September 30, 2026, losses incurred related to representations and warranties made by the sellers for conditions that existed as of the Acquisition Date in the amount of approximately $1.5 million have been applied against the holdback.

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

Intangible asset	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value at September 30, 2026	Amortization Period (Years)
Customer relationships	$17,000	$(2,054)	$14,946	10.0
Trade name	1,000	(110)	890	11.0
Total identified intangible assets (weighted average amortization period)	$18,000	$(2,164)	$15,836	10.06

The Company recognized $0.4 million and $1.3 million of amortization expense related to these intangible assets during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.4 million of amortization expense related to these intangible assets during the three and nine months ended September 30, 2025. Amortization expense related to intangible assets is included in general and administrative expenses on the Company's condensed consolidated statements of operations. The estimated amortization expense related to the acquired identifiable intangible assets is as follows (dollar amounts in thousands):

	Amortization expense for
Year Ending December 31,	Customer relationships	Trade name
2026	$1,700	$91
2027	$1,700	$91
2028	$1,700	$91
2029	$1,700	$91
2030	$1,700	$91

The $22.4 million of goodwill recognized is attributable primarily to the expected benefits arising from synergies with the Company's existing operations, the assembled workforce of Constructive and the anticipated growth opportunities from expanding the Company's business purpose lending platform and is assigned to the Constructive reporting unit (see Note 24) for the Company's ongoing evaluation of goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other. As of September 30, 2026, there was a change in the recognized amount of goodwill as a result of payment of the post-closing working capital adjustment of approximately $15.1 thousand.

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

The following table presents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if Constructive had been included in the consolidated results of the Company for the three and nine months ended September 30, 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Revenue	$151,715	$403,443
Net income attributable to Company's common stockholders	$33,787	$73,531

Basic pro forma earnings per common share	$0.37	$0.81
Diluted pro forma earnings per common share	$0.37	$0.80

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

24. Segment Reporting

As of September 30, 2026, the Company operates in two reportable segments: (i) investment portfolio and (ii) Constructive. The Company's reportable segments are differentiated by the nature of their business activities, which is consistent with the Company's internal reporting structure and the financial information regularly provided to the Company's chief operating decision maker ("CODM"). No operating segments have been aggregated to form the Company's reportable segments.

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets (the “investment portfolio”), which includes residential loans, investment securities, multi-family loans and equity investments and single-family rental properties. The investment portfolio segment derives revenues from interest income, net income (loss) from real estate and other income. On July 15, 2025, the Company acquired the outstanding 50% ownership interests in Constructive through the consummation of a membership interest purchase agreement. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors that derives revenues from the origination and sale of loans.

The Company's CODM is its Chief Executive Officer. The CODM evaluates the performance of each reportable segment, and allocates capital and resources among the segments, based upon segment income (loss) from operations before income taxes and segment assets. The CODM uses segment income (loss) from operations before income taxes to determine the allocation of capital between the investment portfolio and Constructive's origination platform, to benchmark segment results against those of peers and to monitor actual results against budgeted and projected performance. Segment income (loss) from operations before income taxes is also a significant input to the Company's book value per common share, a consolidated measure (calculated as the Company’s stockholders’ equity attributable to common stockholders divided by outstanding shares of common stock) the CODM uses to evaluate overall Company performance relative to peers and which is a component of the calculation of management's compensation.

The accounting policies applied to the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, except that certain corporate expenses are not assigned or allocated to either reportable segment. There have been no changes in the measurement methods used to determine segment income (loss) from operations before income taxes from those used in the prior period, and no asymmetrical allocations are made to either reportable segment. In the normal course of business, business purpose loans originated by Constructive may subsequently be transferred to the investment portfolio segment as whole loans. All business purpose loans are accounted for under the fair value option, and amounts transferred between reportable segments are accounted for at fair value at the time of transfer.

Activities that are not allocated to either reportable segment are reconciling items to the condensed consolidated financial statements and primarily consist of general and administrative expenses not directly attributable to the investment portfolio or Constructive, interest expense on senior unsecured notes and subordinated debentures (see Note 14), unrealized gains or losses on senior unsecured notes accounted for at fair value, interest income, gains or losses on derivative instruments, other income or loss and income or losses from equity investments not allocated to a segment and financing transaction costs unrelated to securitizations. There are no other differences between the total of the reportable segments' income (loss) from operations before income taxes and the Company's income (loss) from operations before income taxes.

The expense categories presented in the tables below represent the significant segment expenses regularly provided to the CODM and included within segment income (loss) from operations before income taxes.

The following tables present financial information by the Company's two reportable segments for the three and nine months ended September 30, 2026 and 2025, respectively, which, with the inclusion of unallocated amounts, in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2026			2025
	Investment Portfolio	Constructive	Total Reportable Segments	Investment Portfolio	Constructive	Total Reportable Segments
NET INTEREST INCOME:
Interest income	$178,563	$2,655	$181,218	$158,421	$2,192	$160,613
Interest expense	120,048	2,186	122,234	113,398	2,068	115,466
Total net interest income	58,515	469	58,984	45,023	124	45,147

NET LOSS FROM REAL ESTATE:
Rental income	11,263	—	11,263	16,600	—	16,600
Other real estate income	1,995	—	1,995	2,504	—	2,504
Total income from real estate	13,258	—	13,258	19,104	—	19,104
Interest expense, mortgages payable on real estate	3,281	—	3,281	5,409	—	5,409
Depreciation expense	4,503	—	4,503	5,936	—	5,936
Other real estate expenses	8,235	—	8,235	11,637	—	11,637
Total expenses related to real estate	16,019	—	16,019	22,982	—	22,982
Total net loss from real estate	(2,761)	—	(2,761)	(3,878)	—	(3,878)

OTHER (LOSS) INCOME:
Realized losses, net	(6,063)	—	(6,063)	(5,610)	—	(5,610)
Unrealized (losses) gains, net	(474,805)	—	(474,805)	60,024	—	60,024
Gains (losses) on derivative instruments, net	298,974	(13)	298,961	(10,912)	(1,941)	(12,853)
Mortgage banking activities, net	—	10,856	10,856	—	14,103	14,103
Loss from equity investments	(3,196)	—	(3,196)	(1,642)	—	(1,642)
Impairment of real estate	(98)	—	(98)	(1,619)	—	(1,619)
Other income	1,721	1,462	3,183	1,479	—	1,479
Total other (loss) income	(183,467)	12,305	(171,162)	41,720	12,162	53,882

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	6,263	10,472	16,735	463	12,274	12,737
Portfolio operating expenses	5,835	—	5,835	6,040	—	6,040
Loan origination costs	—	4,198	4,198	—	3,788	3,788
Financing transaction costs	2,226	—	2,226	4,306	—	4,306
Total general, administrative and operating expenses	14,324	14,670	28,994	10,809	16,062	26,871

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	$(142,037)	$(1,896)	$(143,933)	$72,056	$(3,776)	$68,280

	For the Three Months Ended September 30,
Reconciliation of (loss) income from operations before income taxes	2026	2025
Total (loss) income from operations before income taxes for reportable segments	$(143,933)	$68,280

Unallocated amounts:
Interest income	16	20
Interest expense	(10,203)	(8,581)
Unrealized gains (losses), net	2,930	(5,172)
Losses on derivative instruments, net	—	(153)
Income from equity investments	—	47
General and administrative expenses	(7,527)	(10,612)
Portfolio operating expenses	—	(707)
Financing transaction costs	(3,435)	(3,635)
Total unallocated amounts	(18,219)	(28,793)
Consolidated (loss) income from operations before income taxes	$(162,152)	$39,487

	For the Nine Months Ended September 30,
	2026			2025
	Investment Portfolio	Constructive	Total Reportable Segments	Investment Portfolio	Constructive	Total Reportable Segments
NET INTEREST INCOME:
Interest income	$518,437	$9,208	$527,645	$429,025	$2,192	$431,217
Interest expense	343,881	7,761	351,642	303,038	2,068	305,106
Total net interest income	174,556	1,447	176,003	125,987	124	126,111

NET LOSS FROM REAL ESTATE:
Rental income	35,871	—	35,871	51,940	—	51,940
Other real estate income	5,972	—	5,972	8,457	—	8,457
Total income from real estate	41,843	—	41,843	60,397	—	60,397
Interest expense, mortgages payable on real estate	10,452	—	10,452	17,298	—	17,298
Depreciation expense	13,612	—	13,612	17,759	—	17,759
Other real estate expenses	25,430	—	25,430	34,466	—	34,466
Total expenses related to real estate	49,494	—	49,494	69,523	—	69,523
Total net loss from real estate	(7,651)	—	(7,651)	(9,126)	—	(9,126)

OTHER (LOSS) INCOME:
Realized losses, net	(29,703)	—	(29,703)	(50,481)	—	(50,481)
Unrealized (losses) gains, net	(549,187)	—	(549,187)	197,450	—	197,450
Gains (losses) on derivative instruments, net	394,128	(158)	393,970	(87,995)	(1,941)	(89,936)
Mortgage banking activities, net	—	42,394	42,394	—	14,103	14,103
(Loss) income from equity investments	(2,706)	—	(2,706)	2,121	—	2,121
Impairment of real estate	(2,489)	—	(2,489)	(9,437)	—	(9,437)
Other income	56,600	1,462	58,062	5,644	—	5,644
Total other (loss) income	(133,357)	43,698	(89,659)	57,302	12,162	69,464

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	18,113	33,973	52,086	1,277	12,274	13,551
Portfolio operating expenses	18,400	—	18,400	20,040	—	20,040
Loan origination costs	—	13,070	13,070	—	3,788	3,788
Financing transaction costs	7,049	—	7,049	6,589	—	6,589
Total general, administrative and operating expenses	43,562	47,043	90,605	27,906	16,062	43,968

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	$(10,014)	$(1,898)	$(11,912)	$146,257	$(3,776)	$142,481

	For the Nine Months Ended September 30,
Reconciliation of (loss) income from operations before income taxes	2026	2025
Total (loss) income from operations before income taxes for reportable segments	$(11,912)	$142,481

Unallocated amounts:
Interest income	47	51
Interest expense	(28,633)	(20,031)
Unrealized gains, net	6,245	220
Gains on derivative instruments, net	41,595	3,162
Loss from equity investments	—	(1,554)
Other loss	(308)	—
General and administrative expenses	(22,277)	(33,998)
Portfolio operating expenses	—	(1,267)
Financing transaction costs	(7,119)	(7,584)
Total unallocated amounts	(10,450)	(61,001)
Consolidated (loss) income from operations before income taxes	$(22,362)	$81,480

	September 30, 2026			September 30, 2025
Other segment disclosures	Investment Portfolio	Constructive	Total Reportable Segments	Investment Portfolio	Constructive	Total Reportable Segments
Assets (1) (2)	$12,953,933	$269,244	$13,223,177	$11,983,324	$224,261	$12,207,585
Investments in equity method investees	$17,926	$—	$17,926	$28,825	$—	$28,825
Expenditures for long-lived assets (1)	$2,676	$—	$2,676	$6,887	$—	$6,887

Reconciliation of segment assets
Total assets for reportable segments			$13,223,177			$12,207,585

Unallocated amounts:
Cash and cash equivalents			241,559			170,871
Restricted cash			18,605			3,332
Other assets			40,834			20,074
Total unallocated amounts			300,998			194,277
Consolidated total assets			$13,524,175			$12,401,862

(1)Our condensed consolidated balance sheets include assets of Consolidated VIEs as the Company is the primary beneficiary of these VIEs.
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
•our ability to effectively integrate Constructive Loans, LLC (“Constructive”) into our Company and the risks associated with the ongoing operation thereof;
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

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitizations that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

Investing Activity

During the three months ended September 30, 2026, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by repayments on our investment securities and residential loans, as well as by TBA short positions we added late in the third quarter to reduce our net exposure on Agency securities and mitigate the sensitivity of book value to interest rate and spread changes in our overall portfolio. The following table presents investment activity for the three months ended September 30, 2026 (dollar amounts in thousands):

	June 30, 2026	Acquisitions/Originations (1)	Repayments (2)	Sales	Short Positions (3)	Transfers (4)	Fair Value Changes and Other (5)	September 30, 2026
Investment securities available for sale
Agency RMBS	$6,563,535	$768,031	$(230,543)	$—	$—	$—	$(364,272)	$6,736,751
Non-Agency RMBS	64,053	—	(1,524)	—	—	—	(1,707)	60,822
U.S. Treasury securities	355,815	224,021	—	—	—	—	(34,248)	545,588
Total investment securities available for sale	6,983,403	992,052	(232,067)	—	—	—	(400,227)	7,343,161
Consolidated SLST (6)	139,443	—	(4,341)	—	—	—	(12,978)	122,124
Total investment securities	7,122,846	992,052	(236,408)	—	—	—	(413,205)	7,465,285
TBAs, net (7)	664,394	387,449	—	—	(2,882,160)	—	(13,308)	(1,843,625)
Residential loans	3,677,228	224,647	(197,887)	(2,275)	—	167,264	(127,596)	3,741,381
Residential loans held for sale	59,002	376,458	(527)	(125,828)	—	(167,264)	9,128	150,969
Multi-family loans and equity investments	67,846	—	(9,430)	—	—	—	(3,622)	54,794
Equity investments in consolidated multi-family properties (8)	123,944	—	(17,603)	—	—	—	662	107,003
Single-family rental properties	110,438	286	—	(8,457)	—	—	(920)	101,347
MSRs	19,093	—	—	—	—	—	(123)	18,970
Total investments	$11,844,791	$1,980,892	$(461,855)	$(136,560)	$(2,882,160)	$—	$(548,984)	$9,796,124

(1)Includes draws funded for business purpose bridge loans and existing equity investments in consolidated multi-family properties, net cost basis of TBA long positions entered into during the period and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)Includes cost basis of TBA short positions entered into during the period.
(4)Includes net transfers of loans originated by Constructive to the investment portfolio at fair value on the date of transfer.
(5)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, net loss from real estate attributable to the Company and transfers of residential loans to real estate owned.
(6)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of September 30, 2026 and June 30, 2026, respectively, follows (dollar amounts in thousands):

	September 30, 2026	June 30, 2026
Residential loans, at fair value	$1,047,558	$1,104,207
Deferred interest (a)	(9,736)	(8,435)
Less: Collateralized debt obligations, at fair value	(915,698)	(956,329)
Consolidated SLST investment securities owned by Adamas	$122,124	$139,443

(a)Included in other liabilities on our condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026.
(7)Includes net TBA positions that are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of September 30, 2026, the net carrying value of our TBAs was a net liability of $4.3 million, reported as $9.7 million in other assets and $14.0 million in other liabilities on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
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

Executive Summary

Fixed income markets came under significant pressure in the third quarter, especially in the final weeks of September. Bond market sentiment turned bearish, interest rates rose sharply and interest rate volatility spiked. The Federal Reserve raised the federal funds target range by 25 basis points in September, its first increase since 2023, and 30-year fixed mortgage rates rose from approximately 6.5% to above 7.0%. Instability in the Treasury market often hits Agency RMBS harder, and that was the case this quarter, when Agency RMBS was the worst-performing fixed income sector. Credit spreads also widened, with investment grade and high-yield spreads wider by 8 and 37 basis points, respectively. The challenging environment was driven by a number of factors, including substantial monetary policy uncertainty, mixed inflation data, the crowding-out effect of historically high corporate debt issuance, heightened geopolitical risk, elevated energy prices associated with the conflict in the Middle East, and stronger than expected domestic economic growth.

Our results for the quarter reflected these conditions. Net loss attributable to common stockholders was $171.0 million, or $1.89 per share, for the quarter ended September 30, 2026. GAAP book value per share declined 21.9% to $7.93, and adjusted book value per share, a non-GAAP financial measure, decreased 19.6% to $8.88, resulting in a negative quarterly economic return of 19.00% and 16.92% on GAAP book value per share and adjusted book value per share, respectively. Higher interest rates reduced valuations across a majority of our assets, which was partially offset by $299.0 million of net gains generated by our derivative instruments. Despite this market volatility, earnings available for distribution (“EAD”), a non-GAAP financial measure, remained steady at $0.30 per share, a 25% increase year-over-year. Our Board of Directors declared a quarterly dividend of $0.30 per share, equating to a 15.42% annualized dividend yield as of September 30, 2026.

Over the course of several years, we have repositioned our investment portfolio with the objective of increasing the proportion of our earnings derived from recurring income. Our investment strategy continues to focus on acquiring assets with less price sensitivity to credit deterioration, such as Agency RMBS, and higher-coupon investments, such as business purpose loans. We have also remained focused on optimizing our financing structures and leveraging our network of originator partnerships to support consistent investment activity. During the quarter, we acquired $1.6 billion of new single-family residential investments, including $1.2 billion of Agency investments and $390.1 million of business purpose loans. These acquisitions were offset by repayments and by net TBA short positions we added late in the quarter to reduce our net exposure to Agency securities and mitigate the sensitivity of our book value to changes in interest rates and spreads. As a result, our total investments, which include the net TBA short position, decreased to approximately $9.8 billion at September 30, 2026 from $11.8 billion at June 30, 2026. Between September 30 and October 29, 2026, we reduced our TBA short positions by approximately $2.6 billion, and we may further adjust these positions depending on market conditions. Our capital allocation remains focused on liquidity and income generation, with Agency investments representing a majority of our capital. This strategy is intended to support our earnings and liquidity, although our results will continue to depend on market conditions, including interest rates and credit spreads.

During the quarter, Constructive funded approximately $376.5 million of business purpose loans, supported by strong underwriting standards and an established national platform, reinforcing its role as a contributor to revenue as integration with the Company continues.

We also continued to actively manage our liability structure and liquidity profile. During the quarter, we completed one business purpose rental loan securitization for which the Company received aggregate net proceeds of approximately $338.9 million. Our Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio (as defined in "Capital Allocation" below), each a non-GAAP measure, as of September 30, 2026 were 4.8x and 4.4x, respectively, compared to 5.0x and 4.7x at December 31, 2025. The decline was primarily the result of the sizable net TBA short positions described above, the $1.8 billion net cost basis of which reduced our economic leverage. Assuming no other changes to our business or portfolio since September 30, 2026, the subsequent reduction of our TBA short positions described above has the effect of increasing our economic recourse leverage relative to September 30, 2026. We also had $258.6 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs) as of September 30, 2026. We believe that our leverage and cash levels, combined with no near-term debt maturities, provide us with the flexibility to support continued investment activity.

Our targeted assets include (i) Agency RMBS, (ii) residential loans, including business purpose loans, (iii) non-Agency RMBS and (iv) certain other mortgage-, residential housing- and credit-related assets, as well as strategic investments in companies from which we may now or in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, preferred equity and joint venture equity investments in multi-family properties, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

Looking ahead, we expect market volatility to persist given uncertainty around monetary policy, inflation, energy prices and geopolitical developments. We intend to pursue disciplined portfolio growth, continue scaling Constructive’s origination platform and allocate capital prudently, with the objective of growing earnings available for distribution. We also intend to target investment opportunities that we believe are consistent with our objective of generating recurring income; however, there can be no assurance that we will achieve this objective or that market conditions will be favorable.

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

Financial markets were mixed during the third quarter of 2026, as investors weighed resilient economic growth and strong corporate earnings against renewed conflict in the Middle East, higher energy prices, persistent inflation and the Federal Reserve’s first interest rate increase since 2023. Performance across major U.S. equity indices was generally positive but uneven during the third quarter of 2026, as gains were largely concentrated in a relatively small number of large technology companies: the S&P 500 and the Nasdaq Composite Index gained approximately 2.3% and 2.6%, respectively, while the Dow Jones Industrial Average declined approximately 2.3%. Mortgage-related markets were pressured by rising rates during the third quarter of 2026, as 30-year fixed mortgage rates rose from approximately 6.5% to above 7.0%. Higher energy prices and rising Treasury yields weighed on bond markets, and inflation remained elevated, sharpening market focus on the Federal Reserve’s future monetary policy actions and the potential for a sustained period of higher interest rates. We anticipate that due to ongoing geopolitical developments, uncertainty related to the labor market and inflation, markets and the pricing for many of our assets will continue to experience volatility in 2026.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. In the third quarter of 2026, the U.S. economy grew at its fastest quarterly pace to date in 2026 with real gross domestic product (“GDP”) increasing by 3.4% (advanced estimate), as compared to the GDP growth of 2.2% recorded for the second quarter of 2026 (third estimate) and 2.1% recorded for full year 2025. However, inflation remains persistently above the Federal Reserve’s target of two percent, the labor market has been uneven and geopolitical conflicts and higher energy prices have pressured global markets. Uncertainty about how the Federal Reserve, under Chair Warsh’s leadership, may further adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends—including the possibility of additional rate hikes in 2026 or 2027—may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

Since the start of 2026, the U.S. labor market has exhibited modest improvement, as compared to a cooling trend in 2025, with the unemployment rate declining from 4.4% as of the end of December 2025 to 4.2% as of the end of September 2026; however, that improvement stalled somewhat during the third quarter, with employers adding only 29,000 jobs in September. Some commentators have described the 2026 labor market as “low-hire, low-fire,” and suggested that the labor market has grown static as employers remain cautious and uncertain in their outlook. Similarly, August 2026 data indicates that the number of unemployed persons is effectively equal to the number of available job openings, possibly signaling a labor market moving into a lower gear. Uncertainty with respect to international conflicts, energy prices and higher costs due to inflation has been suggested by some market commentators as having contributed to the unsettled outlook for the labor market.

During 2022 and 2023, the Federal Reserve raised the target range for the federal funds rate to its highest level in over two decades before cutting the target range by 175 basis points, in aggregate, between September 2024 and December 2025. Following the Federal Reserve’s last cut to the target range for the federal funds rate in December 2025, the target range was reduced to 3.50% to 3.75%, where it remained until September 2026, when the Federal Reserve raised the target range by 25 basis points to 3.75% to 4.00%, its first increase since 2023, where it remains as of the end of the third quarter of 2026. Market commentators generally expect additional rate increases in the near term, although some commentators have characterized the market’s pricing of further increases as excessive. In its September 2026 statement, the Federal Reserve stated that it raised the target range in support of its dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run and that it is continuing its policy of maintaining ample reserves in the banking system. As reflected in the September 2026 Summary of Economic Projections, Federal Reserve officials raised their rate outlook, with the median participant projecting a federal funds rate of approximately 4.1% at the end of 2026, as compared to approximately 3.8% in the June 2026 projections, and sixteen of eighteen participants projecting at least one additional increase before the end of 2026. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

Concerns regarding an economic recession—a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research—in the U.S. were tempered over the course of the third quarter of 2026 by resilient economic activity, upward revisions to second quarter GDP and strong corporate earnings. According to some market commentators, the trajectory of the conflict in the Middle East and energy prices, persistent inflation, higher long-term interest rates and the Federal Reserve’s response to such conditions remain the primary downside risks to the economy. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the third quarter of 2026, the residential real estate market reflected the pressure of sharply higher mortgage rates, which rose above 7.0% by the end of the quarter, weighing on sales activity and keeping many prospective buyers on the sidelines even as housing inventory increased. Data released by the S&P Dow Jones Indices for their S&P Cotality Case-Shiller U.S. National Home Price NSA Indices for July 2026 showed that home prices increased 2.5% for the 20-City Composite over July 2025, with nominal home price growth remaining slow as elevated inflation caused real home values to decline for a 14th consecutive month. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in September 2026 increased 1.5% month-over-month but decreased 2.2% year-over-year. NAR also reported that the median existing-home sales price for all housing types in September 2026 was $417,500, up 1.3% from September 2025, which marked the 39th consecutive month of year-over-year price increases. NAR notes that total housing inventory as of the end of September 2026 was up 1.9% month-over-month and 4.6% year-over-year and that the supply of unsold housing inventory was approximately 4.8 months as of the end of September 2026. Mortgage rates, which were approximately 6.5% at the end of the second quarter of 2026, rose to above 7.0% during the third quarter of 2026, contributing to affordability challenges for many home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 7.40% as of October 15, 2026, up approximately 1.13% year-over-year. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to RealPage Analytics (“RealPage”), same-store effective asking rents for professionally managed apartments rose 0.9% year-over-year in the third quarter of 2026, the first annual increase since the second quarter of 2025, as demand absorbed a slowing wave of new supply. RealPage noted that national apartment occupancy was 95.4% in the third quarter of 2026, up 10 basis points from a year earlier, though the South remained the only U.S. region with year-over-year rent declines and occupancy below 95%, reflecting continued elevated supply. Further, Zillow Research forecasts modestly accelerated rent growth for multi-family rental housing for the fourth quarter of 2026. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners or tenants to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads, which had both tightened over the course of the second quarter of 2026, widened over the third quarter, particularly in September as Treasury yields rose and corporate bond issuance was heavy. According to the Federal Reserve Bank of St. Louis, based on the ICE BofA US Corporate Index Option-Adjusted Spread, at the end of the third quarter of 2026, investment grade spreads widened 8 basis points, while based on the ICE BofA US High Yield Index Option-Adjusted Spread, high-yield credit spreads widened 37 basis points as compared to the start of the third quarter of 2026. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. On September 30, 2026, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 41 basis points, as compared to a 30 basis point spread on June 30, 2026. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. In June 2022, the Federal Reserve began shrinking its then approximately $8.9 trillion balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. In December 2025, the Federal Reserve halted the reduction of its holdings of U.S. Treasuries and announced an intention to purchase short-term U.S. Treasuries in an effort to alleviate expected pressures in money markets, but the Federal Reserve continued to allow up to $35 billion of Agency RMBS to roll off its balance sheet each month. The Federal Reserve’s participation in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing and returns. Asset purchases by the Federal Reserve generally drive Agency RMBS values higher and tighten mortgage spreads, which increases our adjusted book value but reduces the return potential on new investments. Conversely, actual or anticipated reductions in the amount of the Federal Reserve’s Agency RMBS holdings or its purchasing pace typically lead to lower values and wider spreads, thereby lowering our adjusted book value while improving the return potential on new acquisitions.

In January 2026, the FHFA raised the cap on the amount of Agency RMBS that Fannie Mae and Freddie Mac can hold from $40 billion each to $225 billion each, and the current administration instructed Fannie Mae and Freddie Mac to purchase $200 billion in Agency RMBS. As of the end of July 2026, the retained portfolios of Fannie Mae and Freddie Mac were approximately $173 billion and $139 billion, respectively, and in September 2026 the Director of the FHFA publicly indicated that the enterprises were increasing their purchases of Agency RMBS. The announced January 2026 purchases, or any other future purchases, by Fannie Mae and/or Freddie Mac of Agency RMBS, though such purchases were, and any future purchases are expected to be, on a smaller scale than purchases of Agency RMBS conducted by the Federal Reserve in recent years, tend to have similar effects on us and the market as such actions by the Federal Reserve.

As noted above, the Federal Open Market Committee (the “FOMC”) voted unanimously at the September 2026 meeting to raise the target range to 3.75% to 4.00%, while the dot plot reflected that a majority of FOMC participants project at least one additional increase before year-end 2026. The shift from possible rate cuts to rate increases represents a significant departure from expectations earlier in 2026, and any further increase in interest rates, or the uncertainty around the Federal Reserve’s future rate path, may limit or undermine business activity or raise the costs of many of our liabilities, which could negatively impact the value of our investments.

We own and rent single-family rental homes to families that are eligible to receive housing assistance through the U.S. Department of Housing and Urban Development Housing Choice Vouchers program. In January 2026, the President issued an executive order (the “Order”) directing executive agencies to identify ways to prevent GSEs from facilitating the acquisition by large institutional investors of single-family homes or from selling homes owned by the U.S. Government to large institutional investors and instructing the U.S. Department of Housing and Urban Development to track single-family rental owners that receive federal housing assistance to determine any involvement of large institutional investors, among other things. The Order does not address immediate steps for implementation. On July 11, 2026, the 21st Century ROAD to Housing Act (the “ROAD Act”) became law after passing the U.S. Senate by a vote of 85 to 5 and the U.S. House of Representatives by a vote of 358 to 32 in June 2026. The ROAD Act prohibits large institutional investors, generally defined as for-profit entities with investment control of 350 or more single-family homes, from purchasing additional single-family homes, subject to certain statutory exceptions, but does not require such investors to sell single-family homes they owned before enactment. There can be no guarantee how the ROAD Act and the Order will be implemented, interpreted or applied by the executive agencies charged with implementing the ROAD Act and the Order, or whether additional legislation or regulation will be enacted; however, such policies could materially adversely affect our investments in single-family rental homes.

Fannie Mae and Freddie Mac remain under the conservatorship of the FHFA. The current administration is revisiting the idea of taking Fannie Mae and Freddie Mac public, and in late 2025 and into early 2026, reports surfaced that the current administration has had preliminary discussions regarding potential public offerings of Fannie Mae and/or Freddie Mac securities; however, as of the end of September 2026, no concrete steps to end the conservatorships had been announced. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the approximately $13 trillion U.S. home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Third Quarter 2026 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2026 (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Net loss attributable to Company's common stockholders	$(170,983)	$(90,663)
Net loss attributable to Company's common stockholders per share (basic)	$(1.89)	$(1.01)
Earnings available for distribution attributable to Company's common stockholders (1)	$26,965	$80,511
Earnings available for distribution per common share (1)	$0.30	$0.89
Yield on average interest earning assets (1) (2)	5.95%	6.01%
Interest income	$181,234	$527,692
Interest expense	$132,437	$380,275
Net interest income	$48,797	$147,417
Net interest spread (1) (3)	1.40%	1.43%
Book value per common share at the end of the period	$7.93	$7.93
Adjusted book value per common share at the end of the period (1)	$8.88	$8.88
Economic return on book value (4)	(19.00)%	(9.06)%
Economic return on adjusted book value (5)	(16.92)%	(8.94)%
Dividends per common share	$0.30	$0.80

(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Calculated as the quotient of our adjusted interest income and our average interest earning assets including the cost basis of outstanding TBA dollar roll transactions and excluding all Consolidated SLST assets other than those securities owned by the Company.
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

Key Developments During Third Quarter 2026

Investing & Origination Activities

•Acquired $1.2 billion of Agency investments.

•Acquired approximately $394.5 million of residential loans, including $390.1 million of business purpose loans.

•Constructive funded $376.5 million of business purpose loans.

Financing Activities

•Completed one residential loan securitization generating approximately $338.9 million of net proceeds to us after deducting expenses associated with the transaction. We utilized a portion of the net proceeds to repay approximately $321.4 million on outstanding repurchase agreements related to residential loans.

•Completed a non-Agency RMBS re-securitization generating approximately $114.3 million in net proceeds to us after deducting expenses associated with the transaction. We utilized a portion of the net proceeds to redeem an existing non-Agency RMBS re-securitization with an outstanding principal balance of $57.6 million at the time of redemption.

•Issued $90.0 million of 9.600% Senior Notes due 2031 resulting in net proceeds of approximately $86.6 million.

•Issued 428,767 shares of common stock under our at-the-market common equity offering program at an average price of $10.18 per share, resulting in total net proceeds of approximately $4.3 million.

•Increased common stock dividend to $0.30 per common share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2026 and December 31, 2025, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, short-term and longer-term repurchase agreements and warehouse facilities and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands).

At September 30, 2026:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale	$7,343,161	$—	$—	$7,343,161
TBAs, net (1)	(1,843,625)	—	—	(1,843,625)
Residential loans	4,731,705	57,234	—	4,788,939
Consolidated SLST CDOs	(915,698)	—	—	(915,698)
Residential loans held for sale	—	150,969	—	150,969
Multi-family loans	36,868	—	—	36,868
Equity investments	17,926	—	—	17,926
Equity investments in consolidated multi-family properties (2)	107,003	—	—	107,003
Single-family rental properties	101,347	—	—	101,347
Mortgage servicing rights	18,970	—	—	18,970
Total investments	9,597,657	208,203	—	9,805,860
Liabilities:
Repurchase agreements and warehouse facilities	(7,272,601)	(187,518)	—	(7,460,119)
Net TBA cost basis (1)	1,839,293	—	—	1,839,293
Collateralized debt obligations
Residential loan securitization CDOs	(2,767,534)	—	—	(2,767,534)
Non-Agency RMBS re-securitization	(108,719)	—	—	(108,719)
Senior unsecured notes	—	—	(434,607)	(434,607)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	109,915	17,138	260,163	387,216
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(32,448)	—	—	(32,448)
Other	145,134	10,706	(86,027)	69,813
Net Company capital allocated	$1,510,697	$70,925	$(305,471)	$1,276,151

Company Economic Recourse Leverage Ratio (4)				4.8	x
Portfolio Economic Recourse Leverage Ratio (4)				4.4	x

(1)Relates to the Company’s net TBA short position. The implied net fair value of the Agency RMBS underlying the TBA contracts is included in total investments as TBAs, net, and the cost basis of the outstanding net TBA positions is included in liabilities as Net TBA cost basis. The difference between these two amounts, a net liability of $4.3 million, represents the net carrying value of the TBA contracts. TBAs are accounted for as derivative instruments and are reported on the Company’s condensed consolidated balance sheets as $9.7 million in other assets and $14.0 million in other liabilities.

(2)Represents the Company's equity investments in consolidated multi-family properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
(3)Excludes cash in the amount of $3.7 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash of $128.6 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" elsewhere in this section for a reconciliation of Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio to the Company's condensed consolidated financial statements.

At December 31, 2025:

	Investment Portfolio	Constructive	Corporate/Other	Total
Investment securities available for sale	$6,904,781	$—	$—	$6,904,781
Residential loans	4,224,864	133,311	—	4,358,175
Consolidated SLST CDOs	(1,006,919)	—	—	(1,006,919)
Residential loans held for sale	—	80,707	—	80,707
Multi-family loans	55,476	—	—	55,476
Equity investments	24,711	—	—	24,711
Equity investments in consolidated multi-family properties (1)	153,477	—	—	153,477
Single-family rental properties	128,841	—	—	128,841
Mortgage servicing rights	20,868	25	—	20,893
Total investments	10,506,099	214,043	—	10,720,142
Liabilities:
Repurchase agreements and warehouse facilities	(6,557,825)	(195,592)	—	(6,753,417)
Collateralized debt obligations
Residential loan securitization CDOs	(2,439,607)	—	—	(2,439,607)
Non-Agency RMBS re-securitization	(65,276)	—	—	(65,276)
Senior unsecured notes	—	—	(360,437)	(360,437)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	113,478	16,282	196,650	326,410
Goodwill	—	22,396	—	22,396
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(42,222)	—	—	(42,222)
Other	119,554	10,682	(66,303)	63,933
Net Company capital allocated	$1,634,201	$67,811	$(275,090)	$1,426,922

Company Economic Recourse Leverage Ratio (3)				5.0	x
Portfolio Economic Recourse Leverage Ratio (3)				4.7	x

(1)Represents the Company's equity investments in consolidated multi-family properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
(2)Excludes cash in the amount of $4.4 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash of $132.0 million is included in the Company's accompanying condensed consolidated balance sheets in other assets.
(3)Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" elsewhere in this section for a reconciliation of Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio to the Company's condensed consolidated financial statements.

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2026 and 2025, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and nine months ended September 30, 2026 are greater or less than the results from the respective period in 2025. Unless otherwise specified, references in this section to increases or decreases in the “three-month period” refer to the change in results for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025 and increases or decreases in the “nine-month period” refer to the change in results for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.

The following table presents the main components of our net (loss) income for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Interest income	$181,234	$160,633	$20,601	$527,692	$431,268	$96,424
Interest expense	132,437	124,047	8,390	380,275	325,137	55,138
Total net interest income	48,797	36,586	12,211	147,417	106,131	41,286
Total net loss from real estate	(2,761)	(3,878)	1,117	(7,651)	(9,126)	1,475
Total other (loss) income	(168,232)	48,604	(216,836)	(42,127)	71,292	(113,419)
General and administrative expenses	24,262	23,349	913	74,363	47,549	26,814
Portfolio operating expenses	5,835	6,747	(912)	18,400	21,307	(2,907)
Loan origination costs	4,198	3,788	410	13,070	3,788	9,282
Financing transaction costs	5,661	7,941	(2,280)	14,168	14,173	(5)
(Loss) income from operations before income taxes	(162,152)	39,487	(201,639)	(22,362)	81,480	(103,842)
Income tax (benefit) expense	(22)	(298)	276	150	189	(39)
Net loss (income) attributable to non-controlling interests	2,996	5,035	(2,039)	(32,840)	14,231	(47,071)
Net (loss) income attributable to Company	(159,134)	44,820	(203,954)	(55,352)	95,522	(150,874)
Preferred stock dividends	(11,849)	(12,118)	269	(35,311)	(36,021)	710
Net (loss) income attributable to Company's common stockholders	(170,983)	32,702	(203,685)	(90,663)	59,501	(150,164)
Basic (loss) earnings per common share	$(1.89)	$0.36	$(2.25)	$(1.01)	$0.66	$(1.67)
Diluted (loss) earnings per common share	$(1.89)	$0.36	$(2.25)	$(1.01)	$0.65	$(1.66)

Interest Income and Interest Expense

Interest income increased in the three- and nine-month periods primarily due to increased investments in Agency RMBS, U.S. Treasury securities and business purpose rental loans. In 2026, we also recognized three full quarters of interest income from residential loans consolidated in connection with the purchase of a Consolidated SLST subordinated bond in the second quarter of 2025. The increase in interest income was partially offset by a decrease in income from business purpose bridge loans due to portfolio runoff since September 2025. The increase in interest expense in 2026 was due primarily to increases in financing obtained to fund investing and origination activity through repurchase agreements, warehouse facilities and securitizations, the issuance of senior unsecured notes and additional expense related to CDOs consolidated in connection with the aforementioned Consolidated SLST subordinated bond purchased in 2025.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Income from real estate	$13,258	$19,104	$(5,846)	$41,843	$60,397	$(18,554)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(3,281)	(5,409)	2,128	(10,452)	(17,298)	6,846
Depreciation expense	(4,503)	(5,936)	1,433	(13,612)	(17,759)	4,147
Other real estate expenses	(8,235)	(11,637)	3,402	(25,430)	(34,466)	9,036
Total expenses related to real estate	(16,019)	(22,982)	6,963	(49,494)	(69,523)	20,029
Total net loss from real estate	$(2,761)	$(3,878)	$1,117	$(7,651)	$(9,126)	$1,475
Both income from real estate and total expenses related to real estate decreased during the three- and nine-month periods due to sales of multi-family real estate assets since September 2025.

Other (Loss) Income

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Residential loans and real estate owned	$(4,832)	$(5,610)	$778	$(15,486)	$(21,130)	$5,644
Investment securities	(1,150)	—	(1,150)	(10,772)	(29,351)	18,579
Mezzanine Lending investments accounted for as loans	(81)	—	(81)	(3,445)	—	(3,445)
Total realized losses, net	$(6,063)	$(5,610)	$(453)	$(29,703)	$(50,481)	$20,778

During the three months ended September 30, 2026, we recognized $6.1 million of net realized losses primarily related to (1) valuation adjustments on foreclosed properties and related receivables, (2) losses recognized on transfers of residential loans to real estate owned and (3) write-downs of certain investment securities. During the three months ended September 30, 2025, we recognized $5.6 million of net realized losses primarily related to losses incurred on foreclosed properties and losses on discounted payoffs on non-performing business purpose bridge loans.

During the nine months ended September 30, 2026 and 2025, we recognized $29.7 million and $50.5 million, respectively, of net realized losses, primarily related to the sale of U.S. Treasury securities, losses incurred on foreclosed properties and losses recognized on the write down of certain investment securities.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net, recognized for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Investment securities (including Consolidated SLST)	$(404,488)	$50,224	$(454,712)	$(478,923)	$160,055	$(638,978)
Residential loans	(114,721)	19,533	(134,254)	(139,042)	60,263	(199,305)
Mezzanine Lending investments accounted for as loans	(15)	125	(140)	3,334	591	2,743
MSRs	(123)	(1,019)	896	(1,898)	(2,574)	676
CDOs and corporate debt at fair value	47,472	(14,011)	61,483	73,587	(20,665)	94,252
Total unrealized (losses) gains, net	$(471,875)	$54,852	$(526,727)	$(542,942)	$197,670	$(740,612)

We recognized net unrealized losses in the three and nine months ended September 30, 2026 primarily due to increases in interest rates, which reduced the fair value of our investment securities and residential loans. These impacts were partially offset by unrealized gains on CDOs, also reflecting the effects of increases in interest rates.

We recognized net unrealized gains in the three and nine months ended September 30, 2025 primarily due to decreases in interest rates, which impacted the pricing of our investment securities and residential loans. These impacts were partially offset by unrealized losses on CDOs, also reflecting the effects of decreases in interest rates.

Gains (Losses) on Derivative Instruments, Net

The following table presents the components of gains (losses) on derivative instruments, net for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Unrealized gains (losses) on derivative instruments	$305,812	$(3,392)	$309,204	$370,149	$(110,931)	$481,080
Realized (losses) gains on derivative instruments	(6,851)	(9,614)	2,763	65,416	24,157	41,259
Total gains (losses) on derivative instruments, net	$298,961	$(13,006)	$311,967	$435,565	$(86,774)	$522,339

We recognized net gains on derivative instruments for the three and nine months ended September 30, 2026 primarily due to increases in interest rates, which resulted in higher valuations of our interest rate swaps and U.S. Treasury futures. The gains were partially offset by net losses realized on contract terminations. We recognized net realized gains for the nine months ended September 30, 2026 primarily driven by contract terminations and net payments received on instruments, including realized gains on the settlement of treasury and commodity futures. We utilize, from time to time, commodity futures and other derivative instruments to manage broader market, geopolitical, interest rate or credit-related risks. As of September 30, 2026, we had $4.9 million of outstanding commodity futures in a net loss position.

Net losses on derivative instruments in the three and nine months ended September 30, 2025 were primarily due to decreases in interest rates which resulted in lower valuations of our interest rate swaps. The losses in the nine months ended September 30, 2025 were partially offset by net gains realized on contract terminations and net payments received on derivatives.

Mortgage Banking Activities, Net

The following table presents the components of mortgage banking activities, net for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Residential loan origination and other fees	$6,148	$5,511	$637	$18,622	$5,511	$13,111
Gains on residential loans held for sale, net	4,708	8,592	(3,884)	23,772	8,592	15,180
Mortgage banking activities, net	$10,856	$14,103	$(3,247)	$42,394	$14,103	$28,291

The decrease in mortgage banking activities in the three-month period is primarily related to an increase in loan repurchase reserves related to legacy loans made to one borrower that were originated before our purchase of Constructive, which negatively impacted income from mortgage banking activities. A portion of the loan repurchase charges were offset by the release of indemnification holdback established by the Constructive purchase agreement, which is included in other income. The increase in mortgage banking activities in the nine-month period reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
(Loss) income from Mezzanine Lending investments accounted for as equity	$(3,196)	$(1,642)	$(1,554)	$(2,706)	$2,959	$(5,665)
Loss from unconsolidated joint venture equity investments in multi-family properties	—	—	—	—	(838)	838
Income (loss) from investment in Constructive	—	47	(47)	—	(1,554)	1,554
Total (loss) income from equity investments	$(3,196)	$(1,595)	$(1,601)	$(2,706)	$567	$(3,273)

The changes in (loss) income from equity investments during the three- and nine-month periods were primarily due to (1) lower preferred return income on Mezzanine Lending investments accounted for as equity as a result of redemptions that have occurred since September 30, 2025, (2) net unrealized loss activity on certain Mezzanine Lending investments and (3) a reduction in our share of loss from our equity investment in Constructive, following its consolidation in our financial statements in the third quarter of 2025.

Impairment of Real Estate

The following table presents impairment of real estate for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Impairment of real estate	$(98)	$(1,619)	$1,521	$(2,489)	$(9,437)	$6,948

The decrease in impairment of real estate recognized during the three- and nine-month periods can primarily be attributed to a reduced real estate portfolio subject to impairment due to the continued sale of multi-family real estate assets in 2025 and 2026. The decrease was partially offset by an increase in impairment losses recognized on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Servicing fee income	$1,788	$1,999	$(211)	$5,982	$5,952	$30
(Loss) gain on sale of real estate	(282)	74	(356)	51,132	10	51,122
Loss on extinguishment of debt	—	(448)	448	(985)	(448)	(537)
Miscellaneous	1,677	(146)	1,823	1,625	130	1,495
Total other income	$3,183	$1,479	$1,704	$57,754	$5,644	$52,110

Other income recognized in both the three- and nine- month periods included servicing fee income related to mortgage servicing rights. The increase in other income in the three-month period was primarily due to income recognized pursuant to an indemnification holdback in the Constructive purchase agreement, which partially offset the increase in loan repurchase reserves reported in mortgage banking activities. The increase in other income in the nine-month period was driven by the sale of a multi-family property in our cross-collateralized mezzanine lending investment in the first quarter of 2026 for approximately $130.7 million, resulting in an approximately $52.3 million gain on sale of real estate, of which approximately $13.8 million was attributable to the Company's common stockholders.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, loan origination costs and financing transaction costs for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$17,242	$17,214	$28	$54,006	$34,758	$19,248
Professional fees	2,161	1,719	442	6,045	4,156	1,889
Technology and software	2,042	1,985	57	5,599	3,433	2,166
Other	2,817	2,431	386	8,713	5,202	3,511
Total general and administrative expenses	$24,262	$23,349	$913	$74,363	$47,549	$26,814

The increase in general and administrative expenses in the three months ended September 30, 2026 is primarily related to an increase in legal and audit fees. The increase in general and administrative expenses in the nine months ended September 30, 2026 reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Portfolio operating expenses	$5,835	$6,747	$(912)	$18,400	$21,307	$(2,907)

Portfolio operating expenses declined in both the three- and nine- month periods due to continued business purpose bridge loan portfolio runoff.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Loan origination costs	$4,198	$3,788	$410	$13,070	$3,788	$9,282

The increase in loan origination costs during the three- and nine-month periods reflects the inclusion of Constructive's results following its consolidation in the third quarter of 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Financing Transaction Costs
Securitization transaction costs	$2,226	$4,306	$(2,080)	$7,049	$6,590	$459
Senior unsecured notes transaction costs	3,435	3,635	(200)	6,870	7,293	(423)
Equity transaction costs	—	—	—	249	290	(41)
Total financing transaction costs	$5,661	$7,941	$(2,280)	$14,168	$14,173	$(5)

Financing transaction costs decreased in the three-month period primarily due to lower transaction fees incurred on a non-Agency RMBS re-securitization completed in the third quarter of 2026, compared to the fees incurred on securitizations in the prior-year period.

Segment Information

As a result of the acquisition of the outstanding 50% ownership interest in Constructive that was not previously owned by the Company on July 15, 2025, the Company currently operates in two reportable segments: (i) investment portfolio and (ii) Constructive.

The following tables present summarized financial information by our two reportable segments for the three and nine months ended September 30, 2026 and 2025, respectively, which, with the inclusion of unallocated amounts, in total reconciles to the same data for the Company on a consolidated basis (dollar amounts in thousands). Unallocated amounts primarily consist of general and administrative expenses not directly attributable to the investment portfolio or Constructive, interest expense on senior unsecured notes and subordinated debentures and financing transaction costs unrelated to securitizations.

	For the Three Months Ended September 30,
	2026			2025
	Investment Portfolio	Constructive (1)	Total Reportable Segments	Investment Portfolio	Constructive (1)	Total Reportable Segments
Total net interest income	$58,515	$469	$58,984	$45,023	$124	$45,147
Total net loss from real estate	(2,761)	—	(2,761)	(3,878)	—	(3,878)
Total other (loss) income	(183,467)	12,305	(171,162)	41,720	12,162	53,882
Total general, administrative and operating expenses	14,324	14,670	28,994	10,809	16,062	26,871
(Loss) income from operations before income taxes	(142,037)	(1,896)	(143,933)	72,056	(3,776)	68,280
Total unallocated amounts			(18,219)			(28,793)
Consolidated (loss) income from operations before income taxes			$(162,152)			$39,487

(1)Includes direct income (loss) from Constructive and certain allocated general and administrative expenses and other income (loss). The following table presents a reconciliation of direct (loss) income from Constructive for the periods presented to the reportable segment amounts:

	For the Three Months Ended September 30,
	2026	2025
Interest income	$2,655	$2,192
Interest expense	(2,186)	(2,068)
Mortgage banking activities, net	10,856	14,103
General and administrative expenses	(8,783)	(8,020)
Loan origination costs	(4,198)	(3,788)
Direct (loss) income from operations before income tax from Constructive	(1,656)	2,419
Allocated expenses and other income (loss)	(240)	(6,195)
Total Constructive segment loss from operations before income tax	$(1,896)	$(3,776)

	For the Nine Months Ended September 30,
	2026			2025
	Investment Portfolio	Constructive (1)	Total Reportable Segments	Investment Portfolio	Constructive (1)	Total Reportable Segments
Total net interest income	$174,556	$1,447	$176,003	$125,987	$124	$126,111
Total net loss from real estate	(7,651)	—	(7,651)	(9,126)	—	(9,126)
Total other (loss) income	(133,357)	43,698	(89,659)	57,302	12,162	69,464
Total general, administrative and operating expenses	43,562	47,043	90,605	27,906	16,062	43,968
(Loss) income from operations before income taxes	(10,014)	(1,898)	(11,912)	146,257	(3,776)	142,481
Total unallocated amounts			(10,450)			(61,001)
Consolidated (loss) income from operations before income taxes			$(22,362)			$81,480

(1)Includes direct income (loss) from Constructive and certain allocated general and administrative expenses and other income (loss). The following table presents a reconciliation of direct (loss) income from Constructive for the periods presented to the reportable segment amounts:

	For the Nine Months Ended September 30,
	2026	2025
Interest income	$9,208	$2,192
Interest expense	(7,761)	(2,068)
Mortgage banking activities, net	42,394	14,103
General and administrative expenses	(27,889)	(8,020)
Loan origination costs	(13,070)	(3,788)
Direct income from operations before income tax from Constructive	2,882	2,419
Allocated expenses and other income (loss)	(4,780)	(6,195)
Total Constructive segment loss from operations before income tax	$(1,898)	$(3,776)

For more information regarding segment reporting, please see Note 24 to our condensed consolidated financial statements included in this report.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and nine months ended September 30, 2026 (amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$912,821	89,880	$10.16	$867,280	90,304	$9.60
Common stock issuance, net (2)	7,004	425		9,884	613
Common stock repurchases	—	—		(5,005)	(612)
Balance after share activity	919,825	90,305	10.19	872,159	90,305	9.66
Adjustment of redeemable non-controlling interest to estimated redemption value	(4,223)		(0.05)	9,775		0.11
Dividends declared and dividend equivalents accrued	(28,110)		(0.32)	(74,762)		(0.83)
Net loss attributable to Company's common stockholders	(170,983)		(1.89)	(90,663)		(1.01)
Ending Balance	$716,509	90,305	$7.93	$716,509	90,305	$7.93

(1)Outstanding shares used to calculate book value per common share as of September 30, 2026 are 90,304,746.
(2)Includes amortization of stock based compensation.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost, net interest spread, earnings available for distribution, adjusted book value per common share, Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

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

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated as our GAAP interest income reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include implied interest income from TBA dollar roll transactions (calculated using the yield to maturity at trade date for each TBA dollar roll position),
•adjusted interest expense – calculated as our GAAP interest expense reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include the net interest component of interest rate swaps and implied financing cost of TBA dollar roll transactions (representing the difference between implied interest income from TBA dollar roll transactions and TBA dollar roll income),
•adjusted net interest income (loss) – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets, including the cost basis of outstanding TBA dollar roll transactions and excluding all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, including the cost basis of outstanding TBA dollar roll transactions and excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three and nine months ended September 30, 2026 and 2025, respectively (dollar amounts in thousands):
Three Months Ended September 30, 2026

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$107,155	$69,115	$1,175	$5,382	$182,827
Adjusted Interest Expense (1)	(67,850)	(47,811)	—	(15,673)	(131,334)
Adjusted Net Interest Income (Loss) (1)	$39,305	$21,304	$1,175	$(10,291)	$51,493

Average Interest Earning Assets (3)	$7,657,893	$4,127,721	$40,783	$470,270	$12,296,667
Average Interest Bearing Liabilities (4)	$6,868,897	$3,682,207	$—	$900,005	$11,451,109

Yield on Average Interest Earning Assets (1) (5)	5.60%	6.70%	11.52%	4.58%	5.95%
Average Financing Cost (1) (6)	(3.92)%	(5.15)%	—	(6.91)%	(4.55)%
Net Interest Spread (1) (7)	1.68%	1.55%	11.52%	(2.33)%	1.40%

Three Months Ended September 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$86,372	$59,305	$2,124	$2,030	$149,831
Adjusted Interest Expense (1)	(55,599)	(41,377)	—	(10,103)	(107,079)
Adjusted Net Interest Income (Loss) (1)	$30,773	$17,928	$2,124	$(8,073)	$42,752

Average Interest Earning Assets (3)	$5,872,222	$3,333,917	$71,026	$172,958	$9,450,123
Average Interest Bearing Liabilities (4)	$5,330,072	$2,902,470	$—	$561,681	$8,794,223

Yield on Average Interest Earning Assets (1) (5)	5.88%	7.12%	11.96%	4.69%	6.34%
Average Financing Cost (1) (6)	(4.14)%	(5.66)%	—	(7.14)%	(4.83)%
Net Interest Spread (1) (7)	1.74%	1.46%	11.96%	(2.45)%	1.51%

Nine Months Ended September 30, 2026

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$299,521	$195,667	$4,543	$12,415	$512,146
Adjusted Interest Expense (1)	(187,520)	(134,162)	—	(40,531)	(362,213)
Adjusted Net Interest Income (Loss) (1)	$112,001	$61,505	$4,543	$(28,116)	$149,933

Average Interest Earning Assets (3)	$7,087,636	$3,858,214	$50,600	$361,368	$11,357,818
Average Interest Bearing Liabilities (4)	$6,372,711	$3,441,512	$—	$770,541	$10,584,764

Yield on Average Interest Earning Assets (1) (5)	5.63%	6.76%	11.97%	4.58%	6.01%
Average Financing Cost (1) (6)	(3.93)%	(5.21)%	—	(7.03)%	(4.58)%
Net Interest Spread (1) (7)	1.70%	1.55%	11.97%	(2.45)%	1.43%

Nine Months Ended September 30, 2025

	Agency	Single-Family Credit (8)	Multi-Family Credit	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$211,812	$178,684	$6,931	$7,675	$405,102
Adjusted Interest Expense (1)	(137,225)	(122,487)	—	(26,321)	(286,033)
Adjusted Net Interest Income (Loss) (1)	$74,587	$56,197	$6,931	$(18,646)	$119,069

Average Interest Earning Assets (3)	$4,799,989	$3,288,334	$77,238	$239,397	$8,404,958
Average Interest Bearing Liabilities (4)	$4,327,497	$2,810,728	$—	$547,932	$7,686,157

Yield on Average Interest Earning Assets (1) (5)	5.88%	7.25%	11.96%	4.27%	6.43%
Average Financing Cost (1) (6)	(4.24)%	(5.83)%	—	(6.42)%	(4.98)%
Net Interest Spread (1) (7)	1.64%	1.42%	11.96%	(2.15)%	1.45%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, residential loans held for sale, multi-family loans, investment securities and cost basis of outstanding TBA dollar roll transactions, to the extent applicable, and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements and warehouse facilities, residential loan securitization and non-Agency RMBS re-securitization CDOs, senior unsecured notes, subordinated debentures and cost basis of outstanding TBA dollar roll transactions, to the extent applicable, and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

For the three- and nine- month periods, adjusted interest income increased by approximately $33.0 million and $107.0 million, respectively, primarily driven by growth in our interest earning assets that reflects increased investment in Agency RMBS and residential loans. Yields on average interest earning assets fell in 2026, as the portfolio transitioned away from higher-yielding business purpose bridge loans toward lower-yielding Agency RMBS and business purpose rental loans.

Adjusted interest expense increased for the three- and nine- month periods by approximately $24.3 million and $76.2 million, respectively, as a result of increased financing obtained to fund investing activity through repurchase agreements, warehouse facilities and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased for the three- and nine- month periods primarily due to base interest rate movements, improved financing terms and the paydown of higher-cost business purpose bridge loan financing due to portfolio runoff since September 2025.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three and nine months ended September 30, 2026 and 2025, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2026					2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$94,857	$79,820	$1,175	$5,382	$181,234	$85,975	$70,504	$2,124	$2,030	$160,633
GAAP interest expense	(59,435)	(58,328)	—	(14,674)	(132,437)	(60,472)	(53,080)	—	(10,495)	(124,047)
GAAP total net interest income (loss)	$35,422	$21,492	$1,175	$(9,292)	$48,797	$25,503	$17,424	$2,124	$(8,465)	$36,586

GAAP interest income	$94,857	$79,820	$1,175	$5,382	$181,234	$85,975	$70,504	$2,124	$2,030	$160,633
Adjusted for:
Consolidated SLST CDO interest expense	—	(10,705)	—	—	(10,705)	—	(11,199)	—	—	(11,199)
Implied interest income from TBA dollar roll transactions	12,298	—	—	—	12,298	397	—	—	—	397
Adjusted interest income	$107,155	$69,115	$1,175	$5,382	$182,827	$86,372	$59,305	$2,124	$2,030	$149,831

GAAP interest expense	$(59,435)	$(58,328)	$—	$(14,674)	$(132,437)	$(60,472)	$(53,080)	$—	$(10,495)	$(124,047)
Adjusted for:
Consolidated SLST CDO interest expense	—	10,705	—	—	10,705	—	11,199	—	—	11,199
Net interest component of interest rate swaps	(720)	(188)	—	(999)	(1,907)	5,204	504	—	392	6,100
Implied financing cost of TBA dollar roll transactions	(7,695)	—	—	—	(7,695)	(331)	—	—	—	(331)
Adjusted interest expense	$(67,850)	$(47,811)	$—	$(15,673)	$(131,334)	$(55,599)	$(41,377)	$—	$(10,103)	$(107,079)

Adjusted net interest income (loss) (1)	$39,305	$21,304	$1,175	$(10,291)	$51,493	$30,773	$17,928	$2,124	$(8,073)	$42,752

	For the Nine Months Ended September 30,
	2026					2025
	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total	Agency	Single-Family Credit	Multi-Family Credit	Corporate/Other	Total
GAAP interest income	$282,277	$228,457	$4,543	$12,415	$527,692	$211,385	$205,276	$6,931	$7,675	$431,267
GAAP interest expense	(174,715)	(166,732)	—	(38,828)	(380,275)	(147,403)	(150,025)	—	(27,709)	(325,137)
GAAP total net interest income (loss)	$107,562	$61,725	$4,543	$(26,413)	$147,417	$63,982	$55,251	$6,931	$(20,034)	$106,130

GAAP interest income	$282,277	$228,457	$4,543	$12,415	$527,692	$211,385	$205,276	$6,931	$7,675	$431,267
Adjusted for:
Consolidated SLST CDO interest expense	—	(32,790)	—	—	(32,790)	—	(26,592)	—	—	(26,592)
Implied interest income from TBA dollar roll transactions	17,244	—	—	—	17,244	427	—	—	—	427
Adjusted interest income	$299,521	$195,667	$4,543	$12,415	$512,146	$211,812	$178,684	$6,931	$7,675	$405,102

GAAP interest expense	$(174,715)	$(166,732)	$—	$(38,828)	$(380,275)	$(147,403)	$(150,025)	$—	$(27,709)	$(325,137)
Adjusted for:
Consolidated SLST CDO interest expense	—	32,790	—	—	32,790	—	26,592	—	—	26,592
Net interest component of interest rate swaps	(2,200)	(220)	—	(1,703)	(4,123)	10,532	946	—	1,388	12,866
Implied financing cost of TBA dollar roll transactions	(10,605)	—	—	—	(10,605)	(354)	—	—	—	(354)
Adjusted interest expense	$(187,520)	$(134,162)	$—	$(40,531)	$(362,213)	$(137,225)	$(122,487)	$—	$(26,321)	$(286,033)

Adjusted net interest income (loss) (1)	$112,001	$61,505	$4,543	$(28,116)	$149,933	$74,587	$56,197	$6,931	$(18,646)	$119,069

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

We believe EAD provides management, analysts and investors with additional details regarding our underlying operating results and investment trends by excluding certain unrealized, non-cash or non-recurring components of GAAP net income (loss) in order to provide additional transparency into our operating performance. In addition, EAD serves as a useful indicator for investors in evaluating our performance and facilitates comparisons to industry peers and from period to period. EAD should not be utilized in isolation, nor should it be considered as a substitute for or superior to GAAP net income (loss) attributable to Company's common stockholders or GAAP net income (loss) attributable to Company's common stockholders per basic share. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. We may add additional reconciling items to our EAD calculation as appropriate.

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

A reconciliation of GAAP net (loss) income attributable to Company's common stockholders to EAD for the three and nine months ended September 30, 2026 and 2025, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net (loss) income attributable to Company's common stockholders	$(170,983)	$32,702	$(90,663)	$59,501
Adjustments:
Realized losses, net	6,063	5,610	29,703	50,481
Unrealized losses (gains), net	471,875	(54,852)	542,942	(197,670)
(Gains) losses on derivative instruments, net (1)	(296,265)	19,172	(433,049)	99,713
Unrealized losses, net on equity investments (2)	3,653	2,860	4,719	7,310
Impairment of real estate	98	1,619	2,489	9,437
Other losses (gains) (3)	177	358	(49,940)	(952)
Depreciation of operating real estate	4,503	5,936	13,612	17,759
Non-cash expenses (4)	3,280	2,961	9,731	7,720
Financing transaction costs	5,661	7,941	14,168	14,173
Restructuring and transaction expenses (5)	604	1,245	604	2,658
Income tax effect of adjustments	(42)	(336)	(27)	(23)
EAD adjustments attributable to non-controlling interests	(1,659)	(3,225)	36,222	(9,899)
Earnings available for distribution attributable to Company's common stockholders	$26,965	$21,991	$80,511	$60,208

Weighted average shares outstanding - basic	90,275	90,406	90,202	90,437
GAAP net (loss) income attributable to Company's common stockholders per common share - basic	$(1.89)	$0.36	$(1.01)	$0.66
EAD per common share - basic	$0.30	$0.24	$0.89	$0.67

(1)Excludes net interest expense of interest rate swaps of approximately $1.9 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, and net interest benefit of interest rate swaps of approximately $6.1 million and $12.9 million for the three and nine months ended September 30, 2025, respectively. Also excludes TBA dollar roll income of approximately $4.6 million and $6.6 million for the three and nine months ended September 30, 2026, respectively, and $66.2 thousand and $73.0 thousand for the three and nine months ended September 30, 2025, respectively.
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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of September 30, 2026 and December 31, 2025, respectively, is presented below (amounts in thousands, except per share data):

	September 30, 2026	December 31, 2025
Company's stockholders' equity	$1,276,151	$1,426,922
Preferred stock liquidation preference	(559,642)	(559,642)
GAAP book value	716,509	867,280
Add:
Cumulative depreciation expense on real estate (1)	27,957	26,864
Cumulative amortization of lease intangibles related to real estate (1)	3,794	4,106
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	32,448	42,222
Adjustment of amortized cost liabilities to fair value	20,858	19,202
Adjusted book value	$801,566	$959,674

Common shares outstanding	90,305	90,304
GAAP book value per common share (2)	$7.93	$9.60
Adjusted book value per common share (3)	$8.88	$10.63

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

Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio

We use equity and financing to invest in our target assets, earning the spread between the yield on our assets and the cost of our borrowings. Our primary measures of leverage are our Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio.

Company Economic Recourse Leverage Ratio represents the Company's total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and the cost basis of net outstanding TBAs, to the extent applicable, divided by the Company's total stockholders' equity. Company Economic Recourse Leverage Ratio does not include collateralized debt obligations and mortgages payable on real estate as they are non-recourse debt.

Portfolio Economic Recourse Leverage Ratio represents the Company's outstanding recourse repurchase agreement and warehouse facility financing and the cost basis of net outstanding TBAs, to the extent applicable, divided by the Company's total stockholders' equity.

We include the cost basis of our net outstanding TBA position in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. We believe that the presentation of our Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio provides useful information to investors because such measures reflect the economic leverage of our Company and our portfolio by including the leverage effect of TBA transactions as if they were Agency RMBS purchases or sales in the cash market funded on balance sheet. As of September 30, 2026, we held a net TBA short position, and the cost basis of that position reduced our Company Economic Recourse Leverage Ratio and Portfolio Economic Recourse Leverage Ratio.

The following table presents a summary of our leverage ratios as of September 30, 2026 and December 31, 2025, respectively (dollars in thousands):

	September 30, 2026	December 31, 2025
Total GAAP debt	$12,006,600	$11,002,787
Less non-recourse debt:
Collateralized debt obligations	(3,791,951)	(3,511,802)
Mortgages payable on real estate, net	(274,923)	(332,131)
Plus (less):
Net cost basis of outstanding TBAs	(1,839,293)	—
Company economic recourse debt	$6,100,433	$7,158,854
Total Company's stockholders' equity	$1,276,151	$1,426,922

Company Economic Recourse Leverage Ratio	4.8x	5.0x

Repurchase agreements and warehouse facilities	$7,460,119	$6,753,417
Plus (less):
Net cost basis of outstanding TBAs	(1,839,293)	—
Portfolio economic recourse debt	$5,620,826	$6,753,417
Total Company's stockholders' equity	$1,276,151	$1,426,922

Portfolio Economic Recourse Leverage Ratio	4.4x	4.7x

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Balance Sheet Analysis

As of September 30, 2026, we had approximately $13.5 billion of total assets. Included in this amount is approximately $1.1 billion of assets held in Consolidated SLST and $354.4 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2025, we had approximately $12.6 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $456.4 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Investing Activity” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Investment Securities and TBAs

Investment Securities

At September 30, 2026, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2026, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of September 30, 2026 as compared to December 31, 2025 is primarily due to a decrease in the fair value of a majority of our investment securities and principal paydowns of Agency RMBS, partially offset by purchases of Agency RMBS and U.S. Treasury securities during the period.

The following tables summarize our investment securities portfolio as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$6,827,059	$6,810,942	$1,022	$(281,926)	$6,530,038	5.48%	5.52%
Adjustable rate	102,504	101,008	666	(209)	101,465	5.40%	5.53%
IO	1,866,005	137,637	1,611	(34,000)	105,248	2.29%	9.70%
Total Agency RMBS	8,795,568	7,049,587	3,299	(316,135)	6,736,751	4.83%	5.60%
Non-Agency RMBS
Senior	41,363	41,363	—	(872)	40,491	5.37%	5.31%
Subordinated	8,509	7,948	—	(2,703)	5,245	5.04%	5.79%
IO	283,040	11,246	3,840	—	15,086	1.36%	28.85%
Total Non-Agency RMBS	332,912	60,557	3,840	(3,575)	60,822	1.76%	11.43%
U.S. Treasury securities	595,146	582,838	—	(37,250)	545,588	4.39%	4.45%
Total - AFS	$9,723,626	$7,692,982	$7,139	$(356,960)	$7,343,161	4.70%	5.60%
Consolidated SLST
Non-Agency RMBS
Subordinated	$236,851	$165,873	$2,246	$(55,040)	$113,079	4.88%	5.48%
IO	113,812	9,227	—	(182)	9,045	3.50%	10.30%
Total Non-Agency RMBS	350,663	175,100	2,246	(55,222)	122,124	4.43%	5.75%
Total - Consolidated SLST	$350,663	$175,100	$2,246	$(55,222)	$122,124	4.43%	5.75%
Total Investment Securities	$10,074,289	$7,868,082	$9,385	$(412,182)	$7,465,285	4.69%	5.61%

	December 31, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$6,330,554	$6,300,852	$124,348	$(700)	$6,424,500	5.57%	5.63%
Adjustable rate	116,025	114,427	3,662	—	118,089	5.43%	5.53%
IO	1,425,469	105,495	61	(14,669)	90,887	1.67%	12.07%
Total Agency RMBS	7,872,048	6,520,774	128,071	(15,369)	6,633,476	4.77%	5.75%
Non-Agency RMBS
Senior	2,500	2,500	56	—	2,556	8.72%	8.72%
Subordinated	8,509	7,925	10	(2,312)	5,623	4.79%	5.59%
IO	308,989	11,778	5,635	—	17,413	1.52%	28.86%
Total Non-Agency RMBS	319,998	22,203	5,701	(2,312)	25,592	1.65%	19.03%
U.S. Treasury securities	245,309	246,298	1,652	(2,237)	245,713	4.63%	4.62%
Total - AFS	$8,437,355	$6,789,275	$135,424	$(19,918)	$6,904,781	4.61%	5.78%
Consolidated SLST
Non-Agency RMBS
Subordinated	$248,588	$179,415	$2,429	$(41,549)	$140,295	4.80%	6.67%
IO	120,487	11,488	—	(262)	11,226	3.50%	9.19%
Total Non-Agency RMBS	369,075	190,903	2,429	(41,811)	151,521	4.36%	6.84%
Total - Consolidated SLST	$369,075	$190,903	$2,429	$(41,811)	$151,521	4.36%	6.84%
Total Investment Securities	$8,806,430	$6,980,178	$137,853	$(61,729)	$7,056,302	4.60%	5.82%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

The following tables summarize certain characteristics of our Agency RMBS portfolio as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$47,234	$42,813	5.3%	38
5.0%	1,690,142	1,571,610	7.3%	21
5.5%	3,711,098	3,553,696	9.9%	22
6.0%	1,176,559	1,157,412	17.4%	29
6.5%	202,026	204,507	21.4%	41
Total 30-Year Fixed rate	6,827,059	6,530,038	10.9%	24
Adjustable rate	102,504	101,465	8.4%	41
IO	1,866,005	105,248	13.9%	24
Total Agency RMBS	$8,795,568	$6,736,751	10.9%	24

	December 31, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$49,917	$48,850	3.9%	30
5.0%	1,747,765	1,746,572	5.6%	13
5.5%	3,286,803	3,342,270	14.5%	19
6.0%	993,027	1,022,374	26.2%	27
6.5%	253,042	264,434	28.6%	33
Total 30-Year Fixed rate	6,330,554	6,424,500	14.4%	19
Adjustable rate	116,025	118,089	12.8%	32
IO	1,425,469	90,887	20.4%	22
Total Agency RMBS	$7,872,048	$6,633,476	14.5%	19

(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.

As of September 30, 2026 and December 31, 2025, investment securities with a fair value of $6.8 billion and $6.4 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of September 30, 2026 and December 31, 2025, Agency RMBS with a fair value of $158.4 million and $68.5 million, respectively, were pledged as initial margin for outstanding derivative instruments.

As of September 30, 2026 and December 31, 2025, Consolidated SLST subordinated bonds and certain non-Agency RMBS investment securities with a fair value of $125.0 million and $121.7 million, respectively, were held in non-Agency RMBS re-securitizations (see “Investment Securities Financing—Collateralized Debt Obligations” below).

TBAs

The Company uses TBAs to mitigate interest rate risk and also invests in TBAs as a means of acquiring additional exposure or reducing exposure to Agency fixed-rate RMBS. TBAs are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (implied interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing, and forward sales reduce our net economic exposure to Agency RMBS.

The following table presents information about the Company's TBAs as of September 30, 2026 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2025.

TBAs by Coupon	Notional Amount Long (Short) (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
30-Year TBAs
5.50%	$50,000	$56,156	$47,703	$(8,453)
6.00%	(800,000)	(788,746)	(784,625)	4,121
6.50%	(1,100,000)	(1,106,703)	(1,106,703)	—
Total TBAs, net	$(1,850,000)	$(1,839,293)	$(1,843,625)	$(4,332)

(1)Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid for the underlying Agency RMBS.
(3)Fair value represents the current fair value of the underlying Agency RMBS as of period end.
(4)Net carrying value represents the difference between the fair value and the cost basis as of period end.

Investment Securities and TBA Financing

Repurchase Agreements

As of September 30, 2026, the Company had $6.6 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of September 30, 2026, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of September 30, 2026, the weighted average interest rate for repurchase agreements secured by investment securities was 3.91%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2026	$6,549,374	$6,633,635	$6,896,001
June 30, 2026	6,224,407	6,214,114	6,249,161
March 31, 2026	6,269,033	6,214,069	6,387,099

December 31, 2025	6,126,602	6,154,086	6,154,086
September 30, 2025	5,768,898	6,100,691	6,198,269
June 30, 2025	4,512,106	4,602,078	4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

TBA Dollar Rolls

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. We include the cost basis of outstanding TBAs in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. As of September 30, 2026, the Company had outstanding net TBA short positions with a cost basis of $1.8 billion.

Collateralized Debt Obligations

We refer to our re-securitizations of the Company's investment in certain subordinated securities issued by Consolidated SLST and certain non-Agency RMBS investment securities as our non-Agency RMBS re-securitizations. The Company engaged in the re-securitization transactions primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST and non-Agency RMBS investment securities. During the nine months ended September 30, 2026, we redeemed a non-Agency re-securitization and returned the subordinated securities issued by Consolidated SLST held by the trust to the Company. We subsequently issued a new non-Agency RMBS re-securitization during the same period collateralized by certain subordinated securities issued by Consolidated SLST and certain non-Agency RMBS investment securities.

The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the then-outstanding non-Agency RMBS re-securitizations as of September 30, 2026 and December 31, 2025, respectively, and continues to consolidate Consolidated SLST. The Company continues to classify the non-Agency RMBS investment securities in its non-Agency RMBS re-securitization as of September 30, 2026 as investment securities available for sale on its condensed consolidated balance sheets.

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitizations as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
September 30, 2026	$110,113	$108,719	6.88%	2065
December 31, 2025	65,331	65,276	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitizations CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of September 30, 2026 and December 31, 2025, CDOs with an aggregate outstanding face amount of $110.1 million and $65.3 million, respectively, contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning August 2029 and July 2027, respectively, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitizations (see Note 16). For the three and nine months ended September 30, 2026, the Company recognized $1.1 million and $1.3 million in net unrealized gains, respectively, on its non-Agency RMBS re-securitizations, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $50.0 thousand and $132.6 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

Residential Loans

The following table presents the Company’s residential loans, which include acquired and originated residential loans held in the Company's investment portfolio, residential loans held in Consolidated SLST and originated residential loans held for sale as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Acquired and originated residential loans	$3,741,381	$3,192,498
Consolidated SLST	1,047,558	1,165,677
Originated residential loans held for sale	150,969	80,707
Total	$4,939,908	$4,438,882

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

The following tables detail our acquired and originated residential loans by strategy at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	13,247	$2,617,300	$2,582,069	751	70%	7.01%
Business purpose bridge loan strategy	973	449,549	428,296	743	66%	10.32%
Performing residential loan strategy	2,267	514,988	443,783	729	51%	4.37%
Re-performing residential loan strategy	2,488	307,068	287,233	659	45%	5.10%
Total	18,975	$3,888,905	$3,741,381

	December 31, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	7,768	$1,529,273	$1,569,595	748	71%	7.05%
Business purpose bridge loan strategy	1,705	827,810	815,625	740	65%	10.32%
Performing residential loan strategy	2,377	543,278	484,946	744	52%	4.25%
Re-performing residential loan strategy	2,642	331,969	322,332	659	46%	5.14%
Total	14,492	$3,232,330	$3,192,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired and Originated Residential Loans:

Loan to Value at Purchase (1)	September 30, 2026	December 31, 2025
50% or less	6.7%	7.4%
>50% - 60%	7.7%	8.3%
>60% - 70%	23.4%	21.7%
>70% - 80%	52.2%	46.7%
>80% - 90%	5.3%	9.6%
>90% - 100%	2.7%	3.7%
>100%	2.0%	2.6%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2026	December 31, 2025
550 or less	2.7%	3.5%
551 to 600	2.6%	3.3%
601 to 650	2.9%	4.0%
651 to 700	11.9%	13.2%
701 to 750	30.8%	31.1%
751 to 800	39.5%	36.6%
801 and over	9.6%	8.3%
Total	100.0%	100.0%

Current Coupon	September 30, 2026	December 31, 2025
3.00% or less	3.3%	4.3%
3.01% - 4.00%	6.9%	9.1%
4.01% - 5.00%	8.5%	11.0%
5.01% - 6.00%	5.4%	5.0%
6.01% - 7.00%	28.3%	15.3%
7.01% - 8.00%	28.7%	22.2%
8.01% and over	18.9%	33.1%
Total	100.0%	100.0%

Delinquency Status	September 30, 2026	December 31, 2025
Current	95.2%	95.0%
31 – 60 days	0.7%	0.9%
61 – 90 days	0.5%	0.5%
90+ days	3.6%	3.6%
Total	100.0%	100.0%

Origination Year	September 30, 2026	December 31, 2025
2007 or earlier	7.1%	9.3%
2008 - 2019	4.9%	6.4%
2020 - 2023	16.3%	22.6%
2024	13.8%	22.2%
2025	27.0%	39.5%
2026	30.9%	—
Total	100.0%	100.0%

On July 15, 2025, the Company acquired the outstanding membership interests in Constructive that were not previously owned by the Company (see Note 23). Prior to July 15, 2025, the Company purchased approximately $70.9 million and $299.6 million of residential loans from Constructive during the three and nine months ended September 30, 2025, respectively. The Company sold approximately $18.7 million of residential loans to Constructive prior to July 15, 2025, recognizing a realized gain of approximately $0.2 million for the nine months ended September 30, 2025.

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

Our investment in Consolidated SLST as of September 30, 2026 and December 31, 2025 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $122.1 million and $151.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section above.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2026	December 31, 2025
Current fair value	$1,047,558	$1,165,677
Current unpaid principal balance	$1,234,659	$1,307,770
Number of loans	8,249	8,641
Current average loan size	$149,674	$151,345
Weighted average original loan term (in months) at purchase	346	346
Weighted average LTV at purchase	66%	66%
Weighted average credit score at purchase	782	787

Current Coupon:
3.00% or less	6.7%	6.8%
3.01% – 4.00%	36.1%	36.1%
4.01% – 5.00%	38.9%	38.9%
5.01% – 6.00%	10.7%	10.7%
6.01% and over	7.6%	7.5%

Delinquency Status:
Current	72.4%	68.4%
31 - 60	12.7%	15.3%
61 - 90	5.1%	6.0%
90+	9.8%	10.3%

Origination Year:
2005 or earlier	23.9%	23.9%
2006	12.5%	12.5%
2007	18.7%	18.6%
2008 or later	44.9%	45.0%

Geographic state concentration (greater than 5.0%):
California	11.3%	11.2%
New York	10.9%	10.7%
Florida	8.6%	8.6%
Illinois	7.4%	7.4%
New Jersey	6.3%	6.3%

Originated Residential Loans Held for Sale

Residential loans held for sale, at fair value, consist of business purpose loans originated by Constructive and held for sale to third-party investors in the secondary market.

The following table details the loan characteristics of our residential loans held for sale as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2026	December 31, 2025
Current fair value	$150,969	$80,707
Current unpaid principal balance	$147,591	$78,915
Number of loans	828	356
Current average loan size	$178,464	$221,714
Weighted average FICO	759	757
Weighted average LTV	74%	73%
Weighted average coupon	7.3%	7.1%

The following tables include additional information on residential loans originated during the three months ended September 30, 2026 (dollar amounts in thousands):

Originations by Channel	Unpaid Principal	%
Wholesale	$335,859	89.2%
Retail	40,599	10.8%
Total	$376,458	100.0%

Originations by Strategy	Unpaid Principal	%
Business purpose rental loan strategy	$342,122	90.9%
Business purpose bridge loan strategy	34,336	9.1%
Total	$376,458	100.0%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements and Warehouse Facilities

As of September 30, 2026, the Company had repurchase agreements or warehouse facilities with eight third-party financial institutions to finance residential loans, residential loans held for sale, real estate owned and single-family rental properties. As of September 30, 2026, the Company had no repurchase agreement or warehouse facility exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and warehouse facilities and associated assets pledged as collateral at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal or Line Amount	Outstanding Repurchase Agreements and Warehouse Facilities	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements and Warehouse Facilities	Carrying Value of Assets Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2026	$3,825,000	$826,775	$(291)	$826,484	$1,003,565	5.78%	6.28
December 31, 2025	$3,225,000	$599,392	$(61)	$599,331	$733,202	5.80%	5.86

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
(2)Includes residential loans and real estate owned with an aggregate carrying value of $761.4 million, residential loans held for sale with an aggregate carrying value of $147.5 million and single-family rental properties with a net carrying value of $94.6 million as of September 30, 2026. Includes residential loans and real estate owned with an aggregate fair value of $538.4 million, residential loans held for sale with an aggregate carrying value of $78.0 million and single-family rental properties with a net carrying value of $116.8 million as of December 31, 2025.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2026, 2025 and 2024 for our repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2026	$726,630	$826,775	$826,775
June 30, 2026	718,601	853,226	853,226
March 31, 2026	725,688	804,986	804,986

December 31, 2025	513,152	599,392	599,392
September 30, 2025	514,353	380,692	614,683
June 30, 2025	310,977	305,440	329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $123.4 million and $241.5 million, respectively, as of September 30, 2026. As of December 31, 2025, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $152.9 million and $284.0 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$992,175	$915,698	3.21%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,532,592	$2,438,853	5.13%	2039 - 2069
Residential loan securitizations at amortized cost, net	$328,746	$328,681	3.77%	2035 - 2061

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,055,791	$1,006,919	3.30%	2059 - 2065
Residential loan securitizations at fair value (4)	$2,103,164	$2,075,962	5.35%	2029 - 2069
Residential loan securitizations at amortized cost, net	$363,712	$363,645	3.74%	2035 - 2061

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of September 30, 2026, CDOs with an aggregate outstanding face amount of $2.2 billion contain an interest rate step-up feature whereby the interest rate increases by 1.00% on defined dates ranging between 30 months and 48 months after issuance, if the notes are not redeemed before such dates.
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
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and nine months ended September 30, 2026, the Company recognized $43.4 million and $66.0 million in net unrealized gains, respectively, on residential loan securitizations at fair value, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

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

The Company has ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 31.9% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	8	$54,794	$59,798	12.63%	3.5
Preferred equity investment in Consolidated VIE (4)	1	12,403	12,426	13.60%	5.3
Total	9	$67,197	$72,224	12.80%	3.8

	December 31, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	12	$80,187	$95,903	12.59%	4.6
Preferred equity investment in Consolidated VIE (4)	1	17,344	17,368	13.86%	6.0
Total	13	$97,531	$113,271	12.79%	4.8
(1)Preferred equity investments in the amounts of $36.9 million and $55.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Preferred equity investments in the amounts of $17.9 million and $24.7 million are included in equity investments on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$299	$284
Real estate, net	52,412	53,420
Other assets	3,510	4,030
Total assets	56,221	57,734

Mortgage payable on real estate, net	45,139	45,131
Other liabilities	1,970	1,962
Total liabilities	47,109	47,093

Non-controlling interest in Consolidated VIE	(3,291)	(6,703)
Preferred equity investment in Consolidated VIE	$12,403	$17,344

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$44,483	61.6%	12.36%	82%	1.15x
South Dakota	1	12,063	16.7%	15.00%	88%	1.77x
South Carolina	1	10,632	14.7%	13.00%	78%	1.16x
Indiana	1	5,046	7.0%	11.00%	82%	1.51x
Total	9	$72,224	100.0%	12.80%	82%	1.25x

	December 31, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,536	45.5%	12.40%	84%	1.10x
Arizona	1	15,031	13.3%	14.00%	80%	1.49x
South Dakota	1	11,451	10.1%	15.00%	86%	1.54x
Florida	1	11,022	9.7%	11.00%	85%	1.00x
South Carolina	1	10,319	9.1%	13.00%	77%	1.19x
Other	3	13,912	12.3%	12.35%	79%	1.51x
Total	13	$113,271	100.0%	12.79%	83%	1.24x

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

A reconciliation of our net equity investments in consolidated multi-family properties, including our preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively, is shown below (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,718	$3,853
Real estate, net	338,243	424,655
Other assets	12,457	27,923
Total assets	$354,418	$456,431

Mortgages payable on real estate, net (1)	$274,923	$332,131
Other liabilities	8,236	9,655
Total liabilities	$283,159	$341,786

Redeemable non-controlling interest in Consolidated VIEs	$80	$3,016
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(32,448)	(42,222)
Non-controlling interest in Consolidated VIEs	(3,376)	374
Net equity investment	$107,003	$153,477
Less: Net equity in preferred equity investment in Consolidated VIE (2)	(12,403)	(17,344)
Net equity investment in Consolidated Real Estate VIEs	$94,600	$136,133

(1)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(2)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Cross-Collateralized Mezzanine Lending Investment

As of September 30, 2026, the Company's net equity investment in consolidated multi-family properties primarily consists of one cross-collateralized mezzanine lending investment in the amount of $94.6 million. The entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $0.1 million as of September 30, 2026.

Property Data for Cross-Collateralized Mezzanine Lending Investment

The following table provides summary information regarding the multi-family properties underlying our cross-collateralized mezzanine lending investment as of September 30, 2026.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	95.3%	324	$1,480	83.8%
Dallas, TX	1	94.9%	252	1,412	91.0%
Houston, TX	1	93.4%	192	1,368	78.9%
Little Rock, AR	1	97.0%	202	1,423	91.0%
Louisville, KY	1	93.0%	300	1,483	76.9%
Montgomery, AL	1	95.2%	252	1,166	86.9%
San Antonio, TX	2	93.7%	684	1,153	82.7%
Total Count/Average	8	94.4%	2,206	$1,320	83.8%

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
The Company uses TBAs to mitigate interest rate risk and also invests in TBAs as a means of acquiring additional exposure or reducing exposure to Agency fixed-rate RMBS. See "Investment Securities and TBAs—TBAs" elsewhere in this section for more information.

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

Debt

The Company's debt as of September 30, 2026 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

The following table presents a summary of the Senior Unsecured Notes as of September 30, 2026 (dollar amounts in thousands):

	Outstanding Face Amount	Fair Value	Interest Rate	Maturity Date	Optional Redemption Date
9.600% 2031 Senior Notes	$90,000	$89,496	9.600%	October 1, 2031	October 1, 2028
9.250% 2031 Senior Notes	90,000	88,664	9.250%	April 1, 2031	April 1, 2028
9.875% 2030 Senior Notes	115,000	115,124	9.875%	October 1, 2030	October 1, 2027
9.125% 2030 Senior Notes	82,500	81,791	9.125%	April 1, 2030	April 1, 2027
2029 Senior Notes	60,000	59,532	9.125%	July 1, 2029	July 1, 2026
Total Senior Unsecured Notes	$437,500	$434,607

Subordinated Debentures

As of September 30, 2026, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.07% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at September 30, 2026 and December 31, 2025, respectively (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,585	$148,585
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	180,453	180,453
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,792	139,792
7.000% Series G Cumulative Redeemable Preferred Stock	71,642	71,642
Common stock	903	903
Additional paid-in capital	2,308,848	2,294,194
Accumulated deficit	(1,574,072)	(1,408,647)
Company's stockholders' equity	$1,276,151	$1,426,922

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending September 30, 2027) and long-term (beyond September 30, 2027) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement or warehouse facility financing. Beginning in 2023 and through the nine months ended September 30, 2026, we have been expanding our holdings of Agency RMBS, which are more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. Our Economic Recourse Leverage declined during the period, primarily as a result of net TBA short positions we added late in the quarter to reduce our net exposure to Agency securities and mitigate the sensitivity of our book value to interest rate and spread changes across our portfolio. As of September 30, 2026, the $1.8 billion net cost basis of these positions reduced our Portfolio Economic Recourse Leverage Ratio to 4.4x from 4.7x at December 31, 2025, and our Company Economic Recourse Leverage Ratio to 4.8x from 5.0x. Between September 30 and October 29, 2026, we reduced our TBA short positions by approximately $2.6 billion. Assuming no other changes to our business or portfolio since September 30, 2026, this reduction increases our economic recourse leverage relative to September 30, 2026, and our economic recourse leverage ratios as of dates after quarter-end may be higher than those reported as of September 30, 2026. We may further modify or close out our remaining TBA positions depending on market conditions, and our economic leverage may move higher as we do so or as we access additional liquidity and grow our investment portfolio. As of September 30, 2026, 69% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 56% of that debt collateralized by Agency RMBS, 8% collateralized by residential credit assets and 5% collateralized by U.S. Treasury securities. The remaining 31% has no exposure to collateral repricing by our counterparties. These percentages do not include our TBA positions, which are subject to variation margin.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector. We focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At September 30, 2026, we had $258.6 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $347.2 million of unencumbered investment securities (including the securities we own in Consolidated SLST) and $37.3 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Nine Months Ended September 30, 2026

During the nine months ended September 30, 2026, net cash, cash equivalents and restricted cash increased by $48.6 million.

Cash Flows from Operating Activities

We generated net cash flows provided by operating activities totaling $52.1 million during the nine months ended September 30, 2026. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate). Cash flows provided by operating activities are also impacted by Constructive's residential loan origination and sale activity during each period. Excluding net cash flows for originations and proceeds from sales and repayments of residential loans held for sale, cash flows provided by operating activities were $98.4 million for the nine months ended September 30, 2026.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2026, our net cash flows used in investing activities were $960.7 million, primarily as a result of purchases of investment securities and purchases and originations of residential loans held in our investment portfolio. This was partially offset by principal repayments received on residential loans, investment securities and multi-family loans, net proceeds from the sale of investment securities, residential loans and real estate, net variation margin received for derivative instruments, net payments received from settlement of derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, our net cash flows provided by financing activities were $957.2 million. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and warehouse facilities and proceeds from the issuance of CDOs, senior unsecured notes and common stock. This was partially offset by paydowns on and extinguishment of CDOs, repayment of senior unsecured notes, net distributions to non-controlling interests in Consolidated VIEs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of September 30, 2026, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2026, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties in our investment portfolio. Also as of September 30, 2026, Constructive had outstanding short-term warehouse facilities of less than one year on residential loans held for sale. The outstanding financing under certain of these repurchase agreements and warehouse facilities is secured by the underlying residential loans and other related collateral and is subject to margin or margin-type provisions that may require repayment of a portion of the borrowings or the posting of additional collateral if the market value of the collateral falls below specified levels or certain eligibility criteria are not met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements and Warehouse Facilities" for further information. During the terms of the repurchase agreements and warehouse facilities, proceeds from the residential loans, residential loans held for sale, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements or repayment obligations under warehouse revolving facilities may be accelerated upon an event of default. The repurchase agreements and warehouse facilities secured by residential loans, residential loans held for sale, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of September 30, 2026, we had an aggregate amount at risk under repurchase agreements and warehouse facilities secured by residential loans, real estate owned and single-family rental properties of approximately $176.8 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements and warehouse facilities. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of September 30, 2026, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of September 30, 2026, we had $258.6 million included in cash and cash equivalents and $347.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of September 30, 2026 included $331.3 million of Agency RMBS and $15.9 million of non-Agency RMBS (including an IO security we own in Consolidated SLST).

At September 30, 2026, we had $437.5 million in aggregate Senior Unsecured Notes outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Debt" for further details. No sinking fund is provided for Senior Unsecured Notes.

At September 30, 2026, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.8 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $108.7 million. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by Consolidated Real Estate VIEs are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of September 30, 2026, our Company Economic Recourse Leverage Ratio, which represents our total outstanding recourse repurchase agreement and warehouse facility financing, subordinated debentures, senior unsecured notes and the cost basis of net outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 4.8 to 1. Our Company Economic Recourse Leverage Ratio does not include CDOs or mortgages payable on real estate. As of September 30, 2026, our Portfolio Economic Recourse Leverage Ratio, which represents our outstanding recourse repurchase agreement and warehouse facility financing and the cost basis of net outstanding TBAs, to the extent applicable, divided by our total stockholders' equity, was approximately 4.4 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

As it relates to the variable-rate mortgages payable in Consolidated Real Estate VIEs, the respective VIEs may be required by the lender to enter into an interest rate cap contract. In addition, with respect to one of the Company's financings under repurchase agreements, the lender has, in the past, required the Company to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments. The Consolidated Real Estate VIEs that own multi-family properties may be required to enter into new interest rate cap contracts upon their expiration and may require the Company to contribute additional capital to the respective VIE.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. During the three and nine months ended September 30, 2026, the Company issued 428,767 shares of common stock under a common equity distribution agreement, at an average price of $10.18 per share, resulting in total net proceeds to the Company of approximately $4.3 million after approximately $0.1 million in sales commissions and offering expenses. As of September 30, 2026, approximately $245.6 million of common stock remains available for issuance under such common equity distribution agreement. The Company also issued the 9.250% 2031 Senior Notes in an underwritten public offering and the 9.600% 2031 Senior Notes in an underwritten public offering during the nine months ended September 30, 2026.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the nine months ended September 30, 2026. As of September 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2027.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the nine months ended September 30, 2026, the Company repurchased 612,464 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.17 per common share. As of September 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2027.

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

Commitment to Fund Business Purpose Loans

As of September 30, 2026, the Company had commitments to fund up to $112.6 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment. In addition, from time to time, Constructive makes short-term commitments to originate business purpose loans and such commitments totaled $103.0 million as of September 30, 2026.

Repurchase Reserves for Origination Activity

As a seller of business purpose loans to third-party investors in the secondary market, Constructive may be required to repurchase or reimburse the investors for credit losses incurred on business purpose loans that fail to meet certain customary representations and warranties made in conjunction with sales of the loans. The loan repurchase reserve liability related to such customary representations and warranties is included in other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2026.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures, TBAs and U.S. Treasury securities with the goal of optimizing earnings potential while seeking to maintain long term stable portfolio values. Consolidated multi-family properties with variable-rate mortgages payable have entered into interest rate cap contracts as required by their respective mortgage loan agreements. The Company may also be required by lenders on repurchase agreements for residential loans to enter into interest rate cap contracts.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of September 30, 2026 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(148,915)
+100	$(74,262)
-100	$74,271
-200	$148,157
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of September 30, 2026. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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
Prepayment Risk

When borrowers repay the principal on their residential loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance. Conversely, residential mortgage assets purchased for less than their then current balance may exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we may have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower-yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher-yielding investments.

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

Investments in non-Agency RMBS, CMBS and ABS also contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and losses across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and cross-collateralized mezzanine lending investments in owners of multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties that serve as the underlying collateral to produce cash flows adequate to pay distributions, interest or principal due to us or other investors or lenders. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. For our investments in multi-family properties, ongoing monitoring includes analyzing financial statements and conducting regularly scheduled site inspections to assess each property's physical condition, the performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's Mezzanine Lending and cross-collateralized mezzanine lending investments typically provide us with various rights and remedies to protect our investment.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2026 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our net assets as of June 30, 2026 and September 30, 2026 (dollar amounts in thousands), using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
	June 30, 2026			September 30, 2026
Changes in Interest Rates	Net Change in Fair Value (1)	Net Percentage Change in Fair Value (1)	Change as a Percentage Adjusted Book Value (2)	Net Change in Fair Value (1)	Net Percentage Change in Fair Value (1)	Change as a Percentage Adjusted Book Value (2)
(basis points)
+200	(265,069)	(3.08)%	(26.69)%	(35,556)	(0.49)%	(4.44)%
+100	(193,342)	(2.25)%	(19.47)%	(4,014)	(0.05)%	(0.50)%
Base
-100	113,572	1.32%	11.44%	3,198	0.04%	0.40%
-200	226,236	2.63%	22.78%	(23,374)	(0.32)%	(2.92)%
(1)Includes residential loans, residential loans held for sale, Mezzanine Lending investments, investment securities, interest rate-sensitive derivatives, mortgage servicing rights, residential loan securitizations, non-Agency RMBS re-securitization and senior unsecured notes at fair value.
(2)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of September 30, 2026, $183.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of September 30, 2026, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

4.7	Second Supplemental Indenture, dated June 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2024).

4.8	Form of 9.125% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2024).

4.9	Third Supplemental Indenture, dated January 14, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

4.10
Form of 9.125% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

4.11	Fourth Supplemental Indenture, dated July 8, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

4.12	Form of 9.875% Senior Notes due 2030 of the Company (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

4.13	Fifth Supplemental Indenture, dated January 13, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

4.14	Form of 9.250% Senior Notes due 2031 of the Company (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 13, 2026).

4.15	Sixth Supplemental Indenture, dated August 14, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 14, 2026).

4.16	Form of 9.600% Senior Notes due 2031 of the Company (Incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 14, 2026).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS TRUST, INC.

Date:	October 30, 2026	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)